Form 10-Q
period 2009-06-30
EVCARCO, INC.
filed 2009-09-01
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 333-158293

EVCARCO, INC.

(Exact name of registrant as specified in its charter)

Nevada	5012	26-3526039
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

7703 Sand Street
 Fort Worth, Texas 76118

(Address of principal executive offices) (Zip Code)

(817) 595-0710

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 18, 2009, there were 54,666,500 shares of Common Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVCARCO, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Restated)	F-2

Statements of Operations for the Three and Six Months Ended June 30, 2009 and from Inception (October 14, 2008) to June 30, 2009 (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2009 and from Inception (October 14, 2008) to June 30, 2009 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statement	F-5 to F-8

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Restated)
ASSETS

Current assets

Cash	$3,367	$22,467
Inventory	53,140	102,229

Total current assets	56,507	124,696

Facilities and equipment	5,547	4,018
Accumulated depreciation	(1,039)	(321)
Other assets	3,628	4,004

TOTAL ASSETS	$64,643	$132,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accrued expenses	$17,203	$10,669
Other payables	3,177	1,941
Notes payable	40,000	0
Loans payable to shareholders	203,463	38,647

Total current liabilities	263,843	51,257

Total liabilities	263,843	51,257

Stockholders' equity

15,000,000 shares Series A Special Preferred Convertible
Stock Authorized at $0.001/par value, none issued	0	0
60,000,000 shares Common Stock
Authorized at $0.001/par value
52,659,000 and 52,530,000 shares
issued and outstanding, respectively	52,659	52,530
Additional paid-in capital	141,041	119,670
Deficit accumulated during development stage	(392,900)	(91,060)

Total Stockholders' Equity/(Deficit)	(199,200)	81,140

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,643	$132,397

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Inception
	For the Three	For the Six	(October 14, 2008)
	Months Ended	Months Ended	Through
	June 30, 2009	June 30, 2009	June 30, 2009

Revenues	$275,485	$350,365	$396,946

Total Revenues	275,485	350,365	396,946

Cost of goods sold	264,721	350,831	394,608

Gross Profit	10,764	(466)	2,338

Sales and marketing expenses	7,100	19,263	32,655
General and administrative expenses	131,482	276,383	354,874
Depreciation and amortization	571	1,094	1,540

Total Operating Expenses	139,153	296,740	389,069

Operating Profit	(128,389)	(297,206)	(386,731)

Other income/(loss)
Interest income	0	192	286
Interest expense	(3,159)	(4,826)	(6,455)

Total Other Income/(Loss)	(3,159)	(4,634)	(6,169)

Income (loss) before taxes	(131,548)	(301,840)	(392,900)

Income tax (expense) benefit	0	0	0

Net income (loss)	$(131,548)	$(301,840)	$(392,900)

Basic (loss) / earnings per share	(0.00)	(0.01)

Weighted average number of
common shares outstanding	52,659,000	52,638,779

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		Inception
	For the Six	(October 14, 2008)
	Months Ended	Through
	June 30, 2009	June 30, 2009

Operating activities:

Net income (loss)	$(301,840)	$(392,900)
Adjustments to reconcile net loss to net cash flows
provided by operating activities:
Depreciation and amortization	1,094	1,540
Consulting expenses (stock)	1,000	2,700

Change in operating assets and liabilities:
Inventory	49,090	(53,140)
Other assets	-	(4,129)
Accrued expenses	6,534	17,203
Accrued interest	709	791
Other payables	1,236	3,177

Net cash flows provided by (used in) operating activities	(242,177)	(424,758)

Investing activities:

Purchase of facilities and equipment	(1,528)	(5,547)

Net cash flows provided by (used in) investing activities	(1,528)	(5,547)

Financing activities:
Proceeds from loans payable	204,105	242,672
Issuance of common stock	20,500	191,000

Net cash flows provided by (used in) financing activities	224,605	433,672

Increase (decrease) in cash and cash equivalents	(19,100)	3,367

Cash at beginning of period	22,467	0

Cash at end of period	$3,367	$3,367

Supplemental Information
Interest paid	$2,450	$5,664

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2009

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

EVCARCO, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.  The Company sells “green” automobiles, offering the latest technology electric vehicles, pre-owned vehicles converted to various green technologies, and a comprehensive financial package to complement their sales.  The Company is in the development stage; having only begun operations very recently.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The Company operates on calendar basis.

b.  Basic and Diluted Earnings per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.  The Company has adopted the provisions of SFAS No. 128 effective October 14, 2008 (inception).

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There are no restrictions on Company’s cash.  At both December 31, 2008 and June 30, 2009 balances in Company’s cash accounts did not exceed federally insured limits.

d.  Inventories

Inventories of cars and parts are located at the Company’s Fort Worth office and are valued at the lower of cost (specific identification method) or market.

e.  Facilities and Equipment

Facilities and equipment are recorded at cost.  Depreciation is charged on the straight-line basis for buildings, furniture and equipment over the estimated useful lives of the assets.  Leasehold improvements are amortized on a straight-line basis over the term of the lease, or the life of the improvements, whichever is shorter.  Maintenance and repairs are charged to expense as incurred.  Major improvements are capitalized.

f.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.  Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.

Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

h.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. This cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

i.  Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2009

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

i.  Recent Accounting Pronouncements - continued

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has adopted the provisions of SFAS No. 161.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company has adopted this Statement beginning January 1, 2009.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This

Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquired; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non controlling Interests in Consolidated Financial Statements.  The Company has adopted this statement beginning January 1, 2009.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities’ first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company has not adopted SFAS No. 159, and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has not adopted SFAS No. 159, and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2009

NOTE 3.  GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  During the period from inception through June 30, 2009 the Company has generated an accumulated deficit of $392,900.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4.  RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying financial statements as of June 30, 2009 reflect restatement of prior periods.  Due to accounting errors, financial statements for 2008, and the three months ended March 31, 2009 were restated to reflect the purchase of initial shares by the founders, which was originally recorded as compensation; addition of amortization of prepaid expenses, that was omitted; expensing of professional fees, that were originally capitalized; and correction of valuation of consulting services in exchange for stock.  The impact of these restatements, including common stock adjustment for the July 2009 3-for-1 stock split, is shown in the following table:

	Accounts Impacted	Amount	Increase / Decrease
Year ended December 31, 2008
Balance Sheet
	Other assets	$25,125	Decrease
	Loans payable to shareholders	$15,666	Decrease
	Common stock	$35,020	Increase
	Additional PIC	$35,020	Decrease
	Accumulated deficit	$9,459	Increase
Statement of Operations
	Management expense	$16,000	Decrease
	Consulting expense	$500	Increase
	Interest expense	$166	Decrease
	General and admin. expenses	$25,125	Increase
	Net loss	$9,459	Increase
Statement of Equity
	Common stock	$35,020	Increase
	Additional PIC	$35,020	Decrease
	Net loss	$9,459	Increase
Statement of Cash Flows
	Net loss	$9,459	Increase
	Depreciation and amortization	$125	Increase
	Other assets	$25,000	Increase
	Proceeds from loans payable	$15,666	Decrease
	Increase in cash and equiv.	$0

Quarter ended March 31, 2009
Balance Sheet
	Other assets	$40,313	Decrease
	Loans payable to shareholders	$15,860	Decrease
	Common stock	$35,106	Increase
	Additional PIC	$34,108	Increase
	Accumulated deficit	$25,451	Increase
Statement of Operations
	Consulting expense	$998	Increase
	Interest expense	$194	Decrease
	General and admin. expenses	$15,188	Increase
	Net loss	$15,992	Increase
Statement of Equity
	Common stock	$35,106	Increase
	Additional PIC	$34,108	Decrease
	Net loss	$15,992	Increase
Statement of Cash Flows
	Net loss	$15,992	Increase
	Depreciation and amortization	$188	Increase
	Other assets	$15,000	Increase
	Proceeds from loans payable	$194	Decrease
	Issuance of common stock	$998	Increase
	Increase in cash and equiv.	$0

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2009

NOTE 5.  STOCKHOLDERS’ EQUITY

At inception on October 14, 2008, the Company issued 46,500,000 shares of common stock to founders for a cash consideration of $15,500.

Between the inception of October 14, 2008 through June 30, 2009, the Company issued 1,053,000 shares of common stock to various investors for a cash consideration of $175,500.

Between the inception on October 14, 2008 through June 30, 2009, the Company issued 5,106,000 shares of common stock for professional services.

Effective April 29, 2009 the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of common stock from 25,000,000 to 60,000,000; and to authorize Series A special preferred convertible stock in the amount of 15,000,000 shares at $0.001 par value.

NOTE 6.  SUBSEQUENT EVENTS

On July 10, 2009 the Company effectuated a 3-for-1 forward stock split of its issued and outstanding common stock.  All amounts of shares reflected on these financial statements are on post-split basis.

During July of 2009 the company has issued 2,007,500 shares of common stock for cash, property and services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business" in our Registration Statement on Form S-1, as amended. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Q.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

Overview

EVCARCO, Inc is a development stage company that was incorporated on October 14, 2008 in the State of Nevada.  We have begun our business operations and we currently have minimal revenue and no significant assets, as a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue.  EVCARCO, Inc has never declared bankruptcy, has never been in receivership, and has never been involved in any illegal action or proceedings.

Since becoming incorporated, EVCARCO, Inc has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. EVCARCO, Inc is not a blank check registrant as that term is defined in Rule 419(a) (2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

Neither EVCARCO, Inc nor its officers, directors, promoters, or affiliates has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the  possibility of an acquisition or merger.

Plan of Operation

Over the next 12 months, we will concentrate on the following 7 areas to continue our growth and success, capital and funding, marketing, sales, advertising, business development, technology research, and product research and development:

•
Capital & Funding – Complete all required audits and filings for FINRA approval and quotation on the OTC Bulletin Board. Work with potential individual investors, as well funding and investment organizations.

•
Advertising and Marketing – Work with Earthpeople and GURU Partners to develop brand identity and marketing materials, to finish the PR Campaign, and Media web site. Utilize all available marketing venues and PR opportunities to promote the Company and it’s products.

•	Sales – Sell an average of 45-50 new cars, and 125-175 pre-owned cars per quarter. This will be reviewed on a continuing basis and adjusted as market may change.

•
Business Development – To continue to work with existing manufacturers such as ZENN Motor Company, Kandi, and Wheego to improve inventories and product deployment. Complete dealer agreements with Sun Motor Company, and BG Automotive Company.  Identify future locations and areas of interest for Texas as well as, OK, AZ, KY, CA, GA, NV, NM and HI. Work with Pulse Tech, 10 C technologies on rapid charging system for electric cars. RaMa Corp for investment and product deployment of India vehicles into U.S. markets. RONN Motor Company for H2GO system and SCORPION hybrid sales.

•
Franchise Development – Finish preparation of required legal documents and registrations, and begin franchising of EVCARCO concept and licensing of Company’s Trademarks.  Several candidates in various states have already been identified for dealer development.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operation - continued

•	Technical Research – Continue with testing on the hydrogen on demand systems from RNNM, and Mike Loupes Company. Look at and for other hybrid systems which could be deployed in EVCARCO’s vehicles.

•
Product Research and Development – Continue working on identifying and developing  products and vehicles from U.S. companies, as well as foreign manufacturers, which can provide cleaner, safer, faster, and more economical forms of transportation, by utilizing the latest developments in the alternative fuel area.

Our immediate goals are to raise enough capital to execute the business plan.  Once the seed capital is secured we will begin with our short term objective of securing several ZENN territories and establishing 5 to 10 Dealer Development Candidates in the first six months.  We plan to use aggressive marketing to energize and stimulate this exciting product.  The marketing plane will be further discussed in future sections.

The long term objective is to grow aggressively through the completion of 10 to 20 EVCARCO, Inc. dealerships coast to coast as well as introducing additional car lines to the market, since EVCARCO is a development stage company with little revenue, the success of this will be dependent on our ability to raise the necessary capital.

We also have plans in process to secure distribution rights for several US states, cities, and zones to become an international manufacturer.  The Company has secured exclusive ZENN sales territories in three areas to date, with reservations on more.  The market is so new and fresh that the company is in a perfect position to capture a substantial percentage of this new evolving arena.

Operating Environment

The company continues to operate in a tough economic climate, tight equity and credit markets, which caused significant decline in automobile sales and put many dealers out of business.  This challenging operating environment also presents tremendous opportunity for our concept: decrease in competition, rise of fuel prices, consumers becoming more cost conscious, and environmental issues gaining a lot of traction, are making our products a lot more attractive alternative to traditional transportation solutions.

Operating Results

Since inception, through June 30, 2009 the Company has posted a loss of $392,900.  Almost half of that amount represents accrued compensation to the officers of the Company.  Limited financial resources have affected our ability to acquire inventory.  Majority of gross revenues came from wholesale operations, with quick turnaround, but very low margins.  Margins on the sales of new electric vehicles have been significant, and show a lot of promises for the future.

We are a developing stage company, just starting to acquire funding & developing strategic alliances with various partners that believe in our vision.  We have been able, to obtain valuable consulting services in exchange for stock and make significant progress in the development of our concept

 Liquidity and Capital Resources

At the end of second quarter, the Company had no significant cash reserves or other liquid assets.  Shortly after the end of the quarter, we were able to secure a sizable lot of pre-owned vehicles in exchange for stock and realize most of that inventory, consequently paying off portion of our short-term obligations and significantly improving our cash position.

We expect our shares of common stock to start trading on the OTC Bulletin Board before the end of third quarter, which will dramatically increase our ability to raise capital and borrow funds.

We expect to generate substantial cash from dealership franchise sales.  We expect income from new and pre-owned auto sales as well as service within the first twelve months of operations to slowly build as the brand gains traction.  However to expand the number of Dealership locations, it will take an estimated $165,000 per location in addition to a line of credit of $1.2 Million for floor plans at each location.  This means as a company in an early stage of development, our ability to proceed with our plan of operation will continually be a function of our ability to raise sufficient capital to continue our operations, this could be a reality for the next 12 months, or take as long as 36 months depending on market conditions as we have continuously incurred losses and expenses since inception.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Items and Conditions

As of June 30, 2009 the Company had small amount of outside debt, most of which consequently has been paid off.  The company has no off-balance sheet arrangements, or significant obligations under any contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. During the quarter ending on June 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 1A.               RISK FACTORS

Not required.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVCARCO, INC.

Date: September 1, 2009	By:	/s/ Dale Long
Dale Long
President and Principal Executive Officer

Date: September 1, 2009	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)