Form 10-Q
period 2009-09-30
EVCARCO, INC.
filed 2009-11-23
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2009, there were 60,931,500 shares of Common Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVCARCO, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Restated)	F-2

Statements of Operations for the Three and Nine Months Ended September 30, 2009 and from Inception (October 14, 2008) to September 30, 2009 (Unaudited)	F-3

Statements of Cash Flows for the Three and Nine Months Ended September 30, 2009 and from Inception (October 14, 2008) to September 30, 2009 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statement	F-5 to F-10

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets

Cash	$33,055	$22,467
Inventory	220,489	102,229

Total current assets	253,544	124,696

Facilities and equipment	5,547	4,018
Accumulated depreciation	(1,426)	(321)
Other assets	3,440	4,004

TOTAL ASSETS	$261,105	$132,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts Payable	$67,780	$0
Accrued expenses	25,787	4,369
Accrued interest	403	246
Other payables	3,905	1,941
Notes payable	102,500	0
Loans payable to shareholders	237,155	44,701

Total current liabilities	437,530	51,257

Total liabilities	437,530	51,257

Stockholders' equity

15,000,000 shares Series A Special Preferred Convertible
Stock Authorized at $0.001/par value, none issued	0	0
180,000,000 shares Common Stock
Authorized at $0.001/par value
54,666,500 and 52,530,000 shares
issued and outstanding, respectively	54,667	52,530
Additional paid-in capital	706,923	119,670
Deficit accumulated during development stage	(938,015)	(91,060)

Total Stockholders' Equity/(Deficit)	(176,425)	81,140

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$261,105	$132,397

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Inception
	For the Three	For the Nine	(October 14, 2008)
	Months Ended	Months Ended	Through
	September 30, 2009	September 30, 2009	September 30, 2009

Revenues	$379,319	$703,769	$750,350

Total Revenues	379,319	703,769	750,350

Cost of goods sold	392,811	717,727	761,504

Gross Profit	(13,492)	(13,958)	(11,154)

Sales and marketing expenses	40,014	59,277	72,669
General and administrative expenses	485,253	761,636	840,127
Depreciation and amortization	575	1,669	2,115

Total Operating Expenses	525,842	822,582	914,911

Operating Profit	(539,334)	(836,540)	(926,065)

Other income/(loss)
Interest income	3	195	289
Interest expense	(5,784)	(10,610)	(12,239)

Total Other Income/(Loss)	(5,781)	(10,415)	(11,950)

Income (loss) before taxes	(545,115)	(846,955)	(938,015)

Income tax (expense) benefit	0	0	0

Net income (loss)	$(545,115)	$(846,955)	$(938,015)

Basic (loss) / earnings per share	(0.01)	(0.02)

Weighted average number of
common shares outstanding	54,284,761	53,193,469

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Inception
	For the Three	For the Nine	(October 14, 2008)
	Months Ended	Months Ended	Through
	September 30, 2009	September 30, 2009	September 30, 2009

Operating activities:

Net income (loss)	$(545,115)	$(846,955)	$(938,015)
Adjustments to reconcile net loss to net cash flows
provided by operating activities:
Depreciation and amortization	575	1,669	2,115
Consulting expenses (stock)	300,000	301,000	302,700

Change in operating assets and liabilities:
Inventory	(167,349)	(118,260)	(220,489)
Other assets	-	-	(4,129)
Accounts Payable	67,780	67,780	67,780
Accrued expenses	8,584	21,418	25,787
Accrued interest	(388)	157	403
Other payables	729	1,963	3,905

Net cash flows provided by (used in) operating activities	(335,184)	(571,228)	(759,943)

Investing activities:

Purchase of facilities and equipment	0	(1,528)	(5,547)

Net cash flows provided by (used in) investing activities	-	(1,528)	(5,547)

Financing activities:
Proceeds from loans payable	96,982	294,954	339,655
Issuance of common stock	267,890	288,390	458,890

Net cash flows provided by (used in) financing activities	364,872	583,344	798,545

Increase (decrease) in cash and cash equivalents	29,688	10,588	33,055

Cash at beginning of period	3,367	22,467	0

Cash at end of period	$33,055	$33,055	$33,055

Supplemental Information
Interest paid	$5,784	$10,610	$12,239

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2009

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

c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There are no restrictions on Company’s cash.  At December 31, 2008 balances in Company’s cash accounts did not exceed federally insured limits.

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

f.  Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue consists of vehicle sales and is recognized only when all of the following criteria have been met:

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2009

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

f.  Revenue Recognition - continued

(i)	Persuasive evidence for an agreement exists;
(ii)	Delivery has occurred;
(iii)	The fee is fixed or determinable; and
(iv)	Revenue is reasonably assured.

g.  Warranties

The Company does not warranty the vehicles it sells and has no contingency after the sale.  New vehicles carry manufacturers’ warranty.  Warranty for pre-owned vehicles can be arranged through a third party provider.

h.  Use of Estimates and Assumptions

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

i.  Income Taxes

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

j.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. This cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

k.  Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2009

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

k.  Recent Accounting Pronouncements - continued

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.  This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2009

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

k.  Recent Accounting Pronouncements - continued

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2009

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

k.  Recent Accounting Pronouncements - continued

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3.  GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  During the period from inception through September 30, 2009 the Company has generated an accumulated deficit of $1,365,678.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Effective April 29, 2009, the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of common stock from 25,000,000 to 60,000,000; and to authorize Series A special preferred convertible stock in the amount of 15,000,000 shares at $0.001 par value.

On July 10, 2009, the Company effectuated a 3-for-1 forward stock split of its issued and outstanding common stock.  All amounts of shares reflected on these financial statements are on post-split basis.

On July 14, 2009, the Company issued 1,406,000 shares of common stock for property, in the form of pre-owned vehicles.

During July of 2009, the Company issued 1,500 shares of common stock to various investors for a cash consideration of $750.

During July of 2009, the Company issued 600,000 shares of common stock for professional services.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2009

NOTE 5.  SUBSEQUENT EVENTS

Effective October 27, 2009, the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of common stock from 60,000,000 to 180,000,000.

During October of 2009, the Company issued 6,000,000 shares of common stock to founders for a cash consideration of $2,000.

During October of 2009, the Company issued 225,000 shares of common stock to various investors in exchange for notes payable in the amount of $72,500.

During October of 2009, the Company issued 40,000 shares of common stock for professional services.

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

On October 26, 2009 Financial Industry Regulatory Authority has cleared Spartan Securities Group, Inc. to submit a quote for the Company’s shares of common stock on the OTC Bulletin Board.  Currently, our securities are being registered with the Depository Trust Company, and should begin active trading in a few weeks, once the process is complete, under the symbol EVCA.

Plan of Operation

Over the next 12 months, we will concentrate on the following 7 areas to continue our growth and success, capital and funding, marketing, sales, advertising, business development, technology research, and product research and development:

•	Capital & Funding – Work with potential individual investors, as well funding and investment organizations.

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

Operating Results

Since inception, through September 30, 2009 the Company has posted a loss of $938,015.  Limited financial resources have affected our ability to acquire inventory.  Majority of gross revenues came from wholesale operations, with quick turnaround, but very low margins.  Margins on the sales of new electric vehicles have been significant, and show a lot of promises for the future.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Operating Results - continued

In the middle of July, we acquired a sizable lot of pre-owned vehicles in exchange for stock and sold most of those cars by the end of the quarter.  Although realized prices have been disappointing, the proceeds covered a lot of operating expenses and allowed for repayment of some short term obligations.

We are a developing stage company, just starting to acquire funding & developing strategic alliances with various partners that believe in our vision.  We have been able, to obtain valuable consulting services in exchange for stock and make significant progress in the development of our concept

 Liquidity and Capital Resources

At the end of third quarter, the Company had no significant cash reserves or other liquid assets.

We expect our shares of common stock to start trading on the OTC Bulletin Board shortly, which will dramatically increase our ability to raise capital and borrow funds.

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

Other Items and Conditions

As of September 30, 2009 the Company had small amount of outside debt, most of which consequently has been converted to equity.  The company has no off-balance sheet arrangements, or significant obligations under any contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. During the quarter ending on September 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EVCARCO, INC.

Date: November 23, 2009	By:	/s/ Dale Long
Dale Long
President and Principal Executive Officer

Date: November 23, 2009	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)