Form 10-K
period 2009-12-31
EVCARCO, INC.
filed 2010-04-30
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 333-158293
_______________

EVCARCO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3526039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7703 Sand Street
Fort Worth, Texas	76118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(817) 595-0710

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not Available

The number of shares of the registrant’s common stock outstanding on April 26, 2010 was 64,129,500.

PART I

ITEM 1.  BUSINESS

In this Annual Report on Form 10-K, “we,” “us,” “our,” “EVCARCO,” “Company” or similar terms are references to EVCARCO, Inc., unless the context clearly indicates otherwise. We were incorporated in the state of Nevada on October 14, 2008. Our offices are currently located at 7703 Sand Street, Fort Worth, Texas 76118. Our telephone number is (817) 595-0710.

Overview

EVCARCO, Inc. is a new car Franchised Dealership company that was incorporated on October 14, 2008 in the State of Nevada. We are engaged in selling environmentally conscious automobiles, offering both new electric and pre-owned vehicles, along with financing, warranties, maintenance, and mechanical services. The Company was established to manage several automotive dealerships in multiple cities throughout the U.S. The first location in Fort Worth, TX has been in operation since December of 2008. The second location, in Dallas, TX is scheduled for opening in April of 2010. Currently available products are from Wheego Electric Cars, Inc., manufactured in the US, and The Tazzari Group, produced in Italy.

Executives in the Company have many years of experience in the automobile industry managing large dealerships in the Dallas, Fort Worth, and North Texas regions.

Products and Services

EVCARCO has developed a new kind of business model for automotive dealerships that provide customers with quality, eco-friendly, and alternative-fuel vehicles, with an emphasis on performance, safety, affordability, and superior service. The Company already has established its first dealership at its Company headquarters in Fort Worth, Texas.  In April of 2010, the Company headquarters will be relocated to Dallas, TX.  The same property will house our second dealership location.  This will be the model for all other dealerships, creating the first automotive retail group dedicated to deploying a coast-to-coast network of eco-friendly vehicles and dealerships.

EVCARCO intends to establish company-owned dealerships in other Texas markets, including Dallas, Houston, Austin, and San Antonio. The Company is also offering franchise dealerships in major markets across the country, initially focusing in the South and Southeast. The rate of expansion of company and franchise locations will largely depend on market acceptance of the new products and availability of capital.  EVCARCO dealerships will offer the latest new electric vehicles, multiple pre-owned car brands that utilize various green technologies, such as electric, hydrogen, and compressed natural gas, and a small portion of regular pre-owned cars. Other products and services will include financing, warranties, maintenance, and mechanical services.

Some automobiles being sold by the Company are restricted by states to maximum speeds and streets with certain maximum speed limits due to their sale being pursuant to an exemption from certain Department of Transportation (“DOT”) safety requirements.  Also, certain automobiles that are not subject to these restrictions are being sold from manufacturers without certain DOT safety standards being certified as having been met, based on an ability to manufacture and sell a limited number of models while the DOT certification is being obtained. These limitations may restrict the market for the models the Company offers, or limit the volume of models available to be sold.

The following is a limited list of manufactures, whose products we sell, or intend to sell in the near future:

•
Wheego Electric Cars, Inc. - manufactures Wheego Whip, fully electric car, currently certified as Low Speed Vehicle (LSV), capable of traveling 40 miles on a single charge, with a base model delivered retail price of $19.995.  Wheego wants to make the best electric cars in the world and educate everyone as to the practical benefits of owning and driving one.  EVCARCO is offering Wheegos under exclusive authorized dealership contract for Tarrant Country, Texas and has options on other territories in several states.

ITEM 1.  BUSINESS - continued

Products and Services - continued

•
The Tazzari Group - manufactures ZERO, currently a LSV, an Italian electric urban sports vehicle, powered by the latest generation lithium batteries. Depending on the driving mode, ZERO has a range of up to 80 miles and starts at $31,000.  Tazzari’s mission is to provide the very best technology and quality at a really competitive price for a vehicle that is totally innovative and without peers in the field of ecological mobility - a trailblazer in the new age of lithium powered electric drive.  Currently, EVCARCO is the exclusive dealer of ZERO in the US.

•
EnVision Motor Company, Inc. - the exclusive distributor for Electric Motor Cars family of all electric vehicles, which include a 7 passenger station wagon, a cargo van, and a pick-up truck.  Production is scheduled to begin in the next few months, with the estimated price between $35,000 and $40,000.   EVCARCO is a non-exclusive authorized dealer of EMC products, and is in current negotiations regarding exclusive distribution rights for several states.

•
Venta, Inc. - operates with the goal of discovering and distributing environmentally friendly automotive products. It currently has distribution contracts for Tazzari and Foton vehicles, with many others in the works.  Venta and EVCARCO work closely on brining new electric vehicles to US market.

•
Green Vehicles - manufactures fully electric vehicles for many lifestyles. Models include the Triac™, a freeway commuter; the Moose™, a van that retails for $16,995; and the Buckshot™, a heavy-duty work truck with a best-in-class 1/2 ton payload capacity, retailing for $23,995.  We are currently in negotiations to finalize the agreement with this manufacturer.

•
RONN Motor Company, Inc. - developed Scorpion HX™, hydrogen fuel injected hybrid vehicle. Estimated price for this exotic sports car is $250,000.  Full production is scheduled to begin at the end of April, 2010.  Their other products, H2GO™ real time hydrogen generation system and RonnZoil™ line of biodegradable lubricants will be available for sale in the near future.  EVCARCO has signed a memorandum of understanding with RMC, and is working to finalize the agreement for retail sales of their products.

•
Coulomb Technologies Charging Stations - Coulomb Technologies provides networked charging stations for the electric vehicles.  Coulomb offers 24/7 service and support for all of its stations as well as a Network Operating System that provides a smart charging infrastructure.  EVCARCO is an authorized dealer of Coulomb products.

Strategic Marketing Plan

Our overall marketing objective is to drive rapid market penetration of EVCARCO products, establishing us in the marketplace with high quality electric new cars and hybrid pre-owned vehicles. We will establish our branding as an environmentally responsible automobile dealership.

There are five key phases to the strategy in which EVCARCO intends to penetrate the marketplace:

•	Launch EVCARCO franchises, with new electric vehicles and pre-owned operations.

•	Establish EVCARCO through branding the Company as eco-friendly by use of:
-	Billboards and other outside advertising
-	Internet sales and advertising
-	Industry specific magazines and articles
-	Involve local media by using the Go Green campaign
-	Join and sponsor environmental clubs and groups, plus participate in their community activities
-	Get involved in political issues which support the environment

ITEM 1.  BUSINESS - continued

Strategic Marketing Plan - continued

•	Set up outside dealership displays and events to create awareness of the product capabilities:
-	Ride and Drive events
-	Kiosk in malls with information
-	Exposure through daily use of vehicles

•	Develop Green projects and sustainable transportation programs with various governmental entities, non-profit and educational organizations.

•	Aggressively market its brand through social media, online strategic partnerships, and search engine optimization.

Market Analysis

Hybrid Vehicles

According to R.L. Polk, registrations for new hybrid vehicles totaled 315,668 in 2008, down slightly from 2007 but still a 3,270% increase from 2000.  Sales of hybrids show strong correlation with the price of gasoline.  With the predicted rise in oil prices, due to growing global demand, future of these vehicles remains optimistic.  In 2008, hybrids comprised 2.8 percent of all vehicles in North America, that number is expected to raise to 5.3 percent by 2012.  Although, some experts believe, that hybrid vehicles are only a stepping stone on the path toward even cleaner and more energy efficient cars, powered completely by electricity, fuel cells and other developing technologies.

Electric Vehicles

In 2006, a documentary titled “Who Killed the Electric Car” was released as an expose of the various forces that brought about the demise of the General Motors (“GM”) EV1. The EV1 was introduced to consumers in California in the 1990s, and enjoyed strong consumer demand before vanishing from the market and the media. This film brought the electric car back to the forefront of environmentally conscious Americans, who began searching for electric vehicle options once again.

Current U.S. Administration announced plans for significant financial support for development of fuel-efficient vehicles, as well as advanced electric and hybrid batteries.

Most existing car manufacturers have electric cars in their production plans.  Some of the models have already been announced for upcoming years: BMW Megacity, BYD E6, Coda (Electric Sedan), Ford Focus EV and Transit Connect Electric, Mercedes BlueZero, Mini E, Mitsubishi iMiEV, Nissan Leaf, Pininfarina Blue Car, Renault Fluence, Smart ED, Subaru R1E, Toyota FT-EV, Tesla Model S.

Compressed Natural Gas (“CNG”)

Currently, the only production CNG vehicle available is the Honda Civic GX; however, several companies sell aftermarket conversion kits for cars and trucks. The U.S. Environmental Protection Agency has stated that CNG is the cleanest internal-combustion technology available. Attributes include:

•	Reduction of carbon monoxide emissions of 90 to 97 percent
•	Reduction of carbon dioxide emissions of 25 percent
•	Reduction of nitrogen oxide emissions of 35 to 60 percent
•	Potential reduction of non-methane hydrocarbon emissions of 50 to 75 percent
•	Emission of fewer toxic and carcinogenic pollutants
•	Emission of little or no particulate matter
•	Elimination of evaporative emissions

ITEM 1.  BUSINESS - continued

Competition

The Company’s franchise model will be deployed so that it faces minimal competition in each of its markets. However, the Company will face competition from electric carmakers sold through other dealers. Some of these are major players in the automotive industry (GM, Nissan, and others), while others are small companies that have hit upon the correct formula of price, performance, and features to make consumers demand their cars.

Competitive Advantage

EVCARCO believes that its competitive advantages include:

•	The Company is the first automotive retail group dedicated to opening car dealerships that only sell eco-friendly vehicles
•	Management team has more than 45 years of combined experience in sales, service, ownership, and management of multiple automobile dealerships
•	Uses the most advanced clean technologies available
•	Best selection on both new and pre-owned electric vehicles and other environmentally friendly vehicles
•	We intend to have diverse sources of operating revenue
•	Creative marketing tactics that will reach a large segment of customers

Sources and Availability of Products and Supplies

Currently the company has access to an adequate supply of products, from various manufacturers.  These companies and their products are new, not well established, and are a subject to significant risk and uncertainty.

The Company believes that due to the number of manufacturers who are trying to develop alternative fuel products and constant progress in new technologies and new entrants to the market, loss of one or several sources will not have significant negative impact on our operations.

Dependence on One or A Few Major Customers

We do not anticipate dependence on one or a few major customers into the foreseeable future.

Patents, Trademarks, Licenses, Franchise Restrictions and Contractual Obligations & Concessions

We own, and are in the process of registering, the following marks on the Principal Register of the United States Patent and Trademark Office.

MARK	APPLICATION SERIAL NO.	FILING BASIS	FILING DATE
EVCARCO (standard characters)	77/764394	1b (Intent to Use)	June 29, 2009
EV.CAR.CO (standard characters)	77/799343	1b (Intent to Use)	August 7, 2009
EV.CAR.CO (stylized design)	77/799389	1b (Intent to Use)	August 7, 2009
FUTURE DRIVEN (standard characters)	77/799356	1b (Intent to Use)	August 7, 2009

Opposition period has ended and the U.S. Patent and Trademark Office issued a Notice of Allowance on January 26, 2010 (February 9, 2010 for “FUTURE DRIVEN”).  On April 19, 2010, the Company submitted Trademark/Service Mark Statement of Use (15 U.S.C. Section 1051(d)) and requested registration of the above-identified marks in the United States Patent and Trademark Office on the Principal Register.  Currently, there are no pending infringement, opposition, or cancellation proceeding or any pending material litigation involving the Marks. There are no agreements currently in effect, which significantly limit our rights to use or license the use of the Marks in any material manner. We are not aware of any superior prior rights or infringing uses of the Marks in any state.

We do not have a federal registration for our principal trademark. Therefore, our trademark does not have many legal benefits and rights as a federally registered trademark.

ITEM 1.  BUSINESS - continued

Regulations

We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain dealer licenses issued by state regulatory authorities. Federal regulations and a lot of states require franchise or business opportunity registrations. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising, and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws, and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination, and other employment practices laws.

Furthermore, we expect that new laws and regulations, particularly at the federal level, in the labor and employment, health care, environmental, and consumer protection areas may be enacted that could also affect our business.

Safety, required gas mileage regulations, and state lemon laws, while affecting the automobile industry generally, could have an increased impact on the Company due to its size and limited scope of automobiles intended to be sold.  Additionally many of the automobiles offered by the Company are subject to state LSV regulations, which vary by state.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these filings, are available free of charge through our internet website at www.evcarco.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the Securities and Exchange Commission. These reports also are available at the SEC’s internet website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 1A.  RISK FACTORS

Risk Factors Relating to Our Business

As a company in the early stage of development with an unproven business strategy, our limited history of operations makes evaluation of our business and prospects difficult.

We were incorporated on October 14, 2008. Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Our primary business activities will be to earn revenues through new car sales, pre-owned car sales, parts, service, both warranty and customer pay repairs, finance & insurance sales, accessory sales, and aftermarket products. Although we believe that our business plan has significant profit potential, we may not be able to attain profitable operations and our management may not succeed in realizing our business objectives.

Our business plan may be unsuccessful, and if it fails, we will not have alternate services or products to offer in order to ensure our continuation as a going concern.

The success of our business plan is dependent on the continued development and improvement by the manufacturers of the automobiles we sell. Lack of operating history makes it difficult to validate our business plan. In addition, the success of our business plan is dependent upon the market acceptance of the electric automobiles we sell. Should our market strategy be too narrowly focused or should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

ITEM 1A.  RISK FACTORS - continued

We have maintained losses since inception, which we expect will continue in the future.

We expect to continue to incur operating losses in near future. These losses will occur because we do not yet have sufficient revenues to offset the expenses associated with the development, marketing and sales of our products and services. We cannot guarantee that we will ever be successful in generating sufficient revenues in the future. We recognize that if we are unable to generate adequate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumptions regarding the likelihood that we will prove successful, and we can provide no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditors have expressed doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to continue to operate.

From inception through December 31, 2009, the Company has generated revenues of $934,336 and incurred cumulative net losses of $1,160,354. Without obtaining adequate capital, it is unlikely we can maintain operations long enough to become profitable. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. To date, we have completed only initial stages of our business plan and we can provide no assurance that we will be able to generate enough revenue from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our Company.

We may not be able to execute our business plan or stay in business without additional funding.

We will require additional financing, through issuance of debt and/or equity, in order to continue operations. Such financing, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable, or result in profits.

We may not be able to compete effectively against our competitors.

We are engaged in a rapidly evolving industry, and face direct competition from companies that may have greater resources, research and development staff, sales and marketing staff and facilities than we do. In addition, other recently developed technologies are, or may in the future be, the basis of competitive products. There can be no assurance that our competitors will not develop technologies and products that are more effective than those being represented by us.

We need to retain key personnel to support our product and ongoing operations.

The development and marketing of our product will continue to place a significant strain on our management and other resources. Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our executive officers would negatively impact our ability to sell our product, which could adversely affect our financial results and impair our growth. Currently, we have no employment agreement with any of the officers, but anticipate entering into such agreements in the near future.

ITEM 2.  PROPERTIES

Our executive offices are currently at 7703 Sand St., Fort Worth, TX 76118. The current lease for this location is for two years, with 5 months remaining at a monthly rate of $2,400. We intend to renew the lease for an additional two year term. This location serves as our primary office for day to day operation as well as storing, servicing and selling our new and pre-owned inventory. We expect to relocate the Company headquarters, and open our second dealership location, in April of 2010, at 6124 Denton Dr., Dallas, TX 75235. We do not have any investments or interests in any real estate. Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest. Our address for service of process in Nevada is Nevada Agency and Trust Company, 50 West Liberty Street, Reno, Nevada 89501.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the OTC Bulletin Board (”OTCBB”) under the symbol “EVCA” on December 15, 2009.  The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Period	High	Low

December 15, 2009 - December 31, 2009	$0.510	$0.080
January 1, 2010 - March 31, 2010	$0.515	$0.090

Prices may represent inter-dealer prices without retail markup, markdowns, or commissions, and may not represent actual transactions.

On March 26, 2010, the stock was delisted from the OTCBB for failure to comply with Rule 15c2-11.  There was no wrong doing on the part of the Company.  Our stock was delisted because our market makers chose to quote our shares on Pick Sheets, rather than on OCTBB.

The shares are still trading on Pink Sheets.

On March 29, 2010, Spartan Securities Group, Ltd. has filed a new Form 211 application with FINRA, in order to have our stock reinstated on OTCBB.  We are expecting the application to be approved very quickly.

Holders

As of April 26, 2010, there were approximately 308 stockholders of record of our stock. Some holders of our common stock are “street name” or beneficial holders, whose shares are held by brokers and other financial institutions.

Dividends

We have not paid any cash dividends to our stockholders. The declaration of any future cash dividends will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, or general economic and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plans under which equity securities are authorized for issuance.

Unregistered Sales of Equity Securities.

Information regarding sales in the fourth quarter of 2009:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
10/26/09	40,000	Common Stock	Services	Reg. D	None
10/27/09	105,000	Common Stock	Cash - $52,500	Reg. D	None
10/27/09	120,000	Common Stock	Note payment - $20,000	Reg. D	None
10/27/09	6,000,000	Common Stock	Cash - $2,000	Reg. D	None
10/28/09	50,000	Common Stock	Services	Reg. D	None
11/10/09	4,000	Common Stock	Cash - $2,000	Reg. D	None
11/16/09	10,000	Common Stock	Cash - $5,000	Reg. D	None
12/04/09	40,000	Common Stock	Cash - $20,000	Reg. D	None
12/07/09	20,000	Common Stock	Cash - $10,000	Reg. D	None
12/10/09	70,000	Common Stock	Cash - $35,000	Reg. D	None

* For per share price, see Statement of Stockholders’ Equity.  No commissions or discounts were paid.

** The company relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable.  In all cases, there was no public solicitation.

ITEM 6.  SELECTED FINANCIAL DATA

We have derived the following selected financial information as of December 31, 2009 and 2008, and for the year ended December 31, 2009 and for the period from October 14, 2008 through December 31, 2008, from our audited financial statements included in Item 8 of this annual report. The selected financial information below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and our audited financial statements and related notes included in Item 8 of this annual report.

		Inception	Inception
		(October 14, 2008)	(October 14, 2008)
	Year Ended	Through	Through
Statement of Operations	December 31, 2009	December 31, 2008	December 31, 2009

Total Revenues	$887,755	$46,581	$934,336

Gross Profit	$(7,446)	$2,804	$(4,642)

Operating Loss	$(1,039,419)	$(89,525)	$(1,128,944)

Net Loss	$(1,069,294)	$(91,060)	$(1,160,354)

Net loss per commons share:
Basic and diluted	$(0.02)	$(0.00)

Weighted average number of Common shares
outstanding	54,717,104	52,246,329

	December 31,	December 31,
Balance Sheet Data	2009	2008

Total Assets	$209,033	$132,397
Total Liabilities	416,297	51,257
Total Liabilities and Stockholders' Equity	209,033	132,397

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Relating to Our Business" in Item 1A of this annual report.  These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overview - continued

Neither EVCARCO, Inc nor its officers, directors, promoters, or affiliates has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Plan of Operation

Over the next twelve months, we will concentrate on the following six areas to grow our operations:

•	Capital and Funding – Seek to obtain capital from all available sources.

•
Advertising and Marketing – Work with TKMG, LLC to develop brand identity, marketing materials, and our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its products.

•	Sales – Grow sales to 45-50 new cars, and 125-175 pre-owned cars per quarter.

•	Product Development – Continue to work with existing manufacturers and new manufacturers.

•
Franchise Development – Begin marketing the EVCARCO franchise concept and licensing of Company’s Trademarks, with the short term objective of securing several territories and establishing five to ten Dealer Development Candidates during 2010. Several candidates in various states have already been identified for dealer development.

•
Product Research and Development – Continue working on identifying and testing products and vehicles from U.S. companies, as well as foreign manufacturers, which can provide cleaner, safer, faster, and more economical forms of transportation, by utilizing the latest developments in the alternative fuel area

Maintaining an adequate inventory of automobiles requires significant capital.  Given the Company’s liquidity limitations its inventory levels may be adversely impacted.

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

Operating Results

Since inception through December 31, 2009, we have generated revenues of $934,336 and incurred cumulative net losses of $1,160,354. Limited financial resources have affected our ability to acquire inventory. A majority of our gross revenues since inception have come from wholesale operations, with quick turnaround, but very low margins. Margins on the sales of new electric vehicles have been significant, and show a lot of promises for the future.

In July of 2009, we acquired a thirty pre-owned vehicles in exchange for stock and sold most of those cars by the end of that quarter. Although realized prices were disappointing, the proceeds covered a majority of our operating expenses for the third quarter and allowed for repayment of some short term obligations.

Certain consulting services have been obtained in exchange for stock.

Liquidity and Capital Resources

As of December 31, 2009, the Company had no significant cash reserves or other liquid assets.  We anticipate that trading of our common stock on the OTCBB will increase our ability to raise capital and borrow funds.

Meeting future liquidity needs will require sales of dealership franchises, as well as income from new and pre-owned auto sales and service. We estimate it will take an estimated $165,000 per Company dealership location in addition to a line of credit of $1.2 Million for floor plans at each location. This means as a company in an early stage of development, our ability to proceed with our plan of operation will continually be a function of our ability to raise sufficient capital to continue our operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Items and Conditions

As of December 31, 2009, the Company had $416,297 in debt and accrued expenses outstanding. The Company has no off balance sheet arrangements, or significant obligations under any contracts.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur.  Our critical accounting polices are listed in the notes to our audited financial statements included in Item 8 of this annual report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet - December 31, 2009 and 2008 (Audited)	F-2

Statement of Operations - For the Year Ended December 31, 2009 and for the Period from Inception (October 14, 2008) Through December 31, 2008 and 2009 (Audited)	F-3

Statement of Stockholders' Equity - For the Period from Inception (October 14, 2008) to December 31, 2009 (Audited)	F-4

Statement of Cash Flow - For the Year Ended December 31, 2009 and for the Period from Inception (October 14, 2008) Through December 31, 2008 and 2009 (Audited)	F-5

Notes to Financial Statements - December 31, 2009 (Audited)	F-6 to F-13

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EVCarCo, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of EVCarCo, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009, from inception on October 14, 2008 through December 31, 2008, and from inception on October 14, 2008 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EVCarCo, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009, from inception on October 14, 2008 through December 31, 2008, and from inception on October 14, 2008 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, as of December 31, 2009 the Company has an accumulated deficit of $1,160,354 since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 29, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS

Current assets

Cash	$48,634	$22,467
Inventory (see Note 3)	10,546	102,229
Other receivables	4,213	0
Prepaid expenses (see Note 4)	136,667	0

Total current assets	200,060	124,696

Facilities and equipment	7,654	4,018
Accumulated depreciation	(1,933)	(321)
Other assets	3,252	4,004

TOTAL ASSETS	$209,033	$132,397

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts Payable	$18,739	$0
Accrued expenses	30,726	4,369
Accrued interest (related parties)	334	246
Other payables	6,308	1,941
Notes payable (see Note 5)	88,910	0
Loans payable to shareholders (see Note 6)	271,280	44,701

Total current liabilities	416,297	51,257

Total liabilities	416,297	51,257

Stockholders' equity (see Note 10)

15,000,000 shares Series A Special Preferred Convertible
Stock Authorized at $0.001/par value, none issued	0	0
180,000,000 shares Common Stock
Authorized at $0.001/par value
61,125,500 and 52,530,000 shares
issued and outstanding, respectively	61,126	52,530
Additional paid-in capital	891,964	119,670
Deficit accumulated during development stage (see Note 8)	(1,160,354)	(91,060)

Total Stockholders' Equity/(Deficit)	(207,264)	81,140

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$209,033	$132,397

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations

		Inception	Inception
		(October 14, 2008)	(October 14, 2008)
		Through	Through
	2009	December 31, 2008	December 31, 2009

Revenues	$887,755	$46,581	$934,336

Total Revenues	887,755	46,581	934,336

Cost of goods sold	895,201	43,777	938,978

Gross Profit	(7,446)	2,804	(4,642)

Sales and marketing expenses	97,143	13,392	110,535
General and administrative expenses	849,613	78,491	928,104
Inventory adjustment	82,853	0	82,853
Depreciation and amortization	2,364	446	2,810

Total Operating Expenses	1,031,973	92,329	1,124,302

Operating Profit	(1,039,419)	(89,525)	(1,128,944)

Other income/(loss)
Interest income	195	94	289
Interest expense (related parties)	(5,114)	(747)	(5,861)
Interest expense	(24,956)	(882)	(25,838)

Total Other Income/(Loss)	(29,875)	(1,535)	(31,410)

Income (loss) before taxes	(1,069,294)	(91,060)	(1,160,354)

Income tax (expense) benefit	0	0	0

Net income (loss)	$(1,069,294)	$(91,060)	$(1,160,354)

Basic (loss) / earnings per share	(0.02)	(0.00)

Weighted average number of
common shares outstanding	54,717,104	52,246,329

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Inception (October 14, 2008) Through December 31, 2009

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	capital	stage	Total

Founders' stock issued @ $0.0003/sh. Oct. 2008	46,500,000	$46,500	$(31,000)	$-	$15,500
Stock issued for services @ $0.0003/sh. Oct. 2008	5,100,000	5,100	(3,400)		1,700
Stock issued for cash @ $0.1667/sh. Oct. 2008	306,000	306	50,694		51,000
Stock issued for cash @ $0.1667/sh. Nov. 2008	612,000	612	101,388		102,000
Stock issued for cash @ $0.1667/sh. Dec. 2008	12,000	12	1,988		2,000

Net income (loss)				(91,060)	(91,060)

Balance December 31, 2008	52,530,000	$52,530	$119,670	$(91,060)	$81,140

Stock issued for cash @ $0.1667/sh. Jan. 2009	123,000	123	20,377		20,500
Stock issued for services @ $0.1667/sh. Feb. 2009	6,000	6	994		1,000
Stock issued for property @ $0.19/sh. Jul. 2009	1,406,000	1,406	265,734		267,140
Stock issued for cash @ $0.50/sh. Jul. 2009	1,500	2	748		750
Stock issued for services @ $0.50/sh. Jul. 2009	600,000	600	299,400		300,000
Founders' stock issued @ $0.0003/sh. Oct. 2009	6,000,000	6,000	(4,000)		2,000
Stock issued for loan @ $0.1667/sh. Oct. 2009	120,000	120	19,880		20,000
Stock issued for services @ $0.50/sh. Oct. 2009	90,000	90	44,910		45,000
Stock issued for cash @ $0.50/sh. Oct. 2009	105,000	105	52,395		52,500
Stock issued for cash @ $0.50/sh. Nov. 2009	14,000	14	6,986		7,000
Stock issued for cash @ $0.50/sh. Dec. 2009	130,000	130	64,870		65,000

Net income (loss)				(1,069,294)	(1,069,294)

Balance December 31, 2009	61,125,500	$61,126	$891,964	$(1,160,354)	$(207,264)

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows

		Inception	Inception
		(October 14, 2008)	(October 14, 2008)
		Through	Through
	2009	December 31, 2008	December 31, 2009

Operating activities:

Net income (loss)	$(1,069,294)	$(91,060)	$(1,160,354)
Adjustments to reconcile net loss to net cash flows
provided by operating activities:
Depreciation and amortization	2,364	446	2,810
Consulting expenses (stock)	209,333	1,700	211,033

Change in operating assets and liabilities:
Inventory	91,683	(102,229)	(10,546)
Other receivables	(4,213)	-	(4,213)
Other assets	-	(4,129)	(4,129)
Accounts payable	18,739	-	18,739
Accrued expenses	26,357	4,369	30,726
Accrued interest (related parties)	88	246	334
Other payables	4,367	1,941	6,308

Net cash flows provided by (used in) operating activities	(720,576)	(188,716)	(909,292)

Investing activities:

Purchase of facilities and equipment	(3,636)	(4,018)	(7,654)

Net cash flows provided by (used in) investing activities	(3,636)	(4,018)	(7,654)

Financing activities:
Proceeds from loans payable	88,910	-	88,910
Proceeds from loans payable (related parties)	226,579	44,701	271,280
Issuance of common stock	434,890	170,500	605,390

Net cash flows provided by (used in) financing activities	750,379	215,201	965,580

Increase (decrease) in cash and cash equivalents	26,167	22,467	48,634

Cash at beginning of period	22,467	0	0

Cash at end of period	$48,634	$22,467	$48,634

Cash paid for:

Interest	$24,956	$882	$25,838
Interest (related parties)	5,026	501	5,527

Non-cash activities:

Stock issued for property	$267,140	$-	$267,140
Stock issued for services	346,000	1,700	347,700
Srock issued for loans	20,000	-	20,000

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

EVCARCO, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.  The Company sells “green” automobiles, offering the latest technology electric vehicles, pre-owned vehicles converted to various green technologies, and a comprehensive financial package to complement their sales.  The Company is in the development stage, having only begun operations recently.

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

c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There are no restrictions on Company’s cash.  At December 31, 2009 balances in Company’s cash accounts did not exceed federally insured limits.

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

f.  Revenue Recognition

The Company’s revenue consists of vehicle sales and is recognized only when all of the following criteria have been met:

(i)	Persuasive evidence for an agreement exists;
(ii)	Delivery has occurred;
(iii)	The fee is fixed or determinable; and
(iv)	Collectability is reasonably assured.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

k.  Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

k.  Recent Accounting Pronouncements - continued

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

k.  Recent Accounting Pronouncements - continued

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

k.  Recent Accounting Pronouncements - continued

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3.  INVENTORY

At each year end, respectively, the Company had the following inventory:

	Dec. 31, 2009	Dec. 31, 2008

New vehicles	$0	$47,729
Pre-owned vehicles	3,550	54,500
Other items	6,996	0

Total inventory	$10,546	$102,229

At the end of 2009 we have made a decision to impair inventory in the amount of $82,853.  $37,976 is mark down of inventory to market.  $44,877 of the impairment relates to five SMART cars, that were not received under the contract to exchange cash and stock for thirty five pre-owned vehicles.  The contract is essentially settled and completed, and the Company will not be able to recover those cars.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 4.  PREPAID EXPENSES

As of December 31, 2009, balance of prepaid expenses was $136,667, which represented the unearned portion of stock compensation issued under consulting agreements.

NOTE 5.  NOTES PAYABLE

During 2009, the Company received $150,000 of advances and made $61,090 of principal repayments to RGTK, an unrelated entity.   The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance at the rate of 36% per annum.  As of December 31, 2009, principal balance of note was $88,910.  Interest paid during the same period was $17,110.

NOTE 6.  RELATED PARTY TRANSACTIONS

For the year ended December 31, 2009, the Company accrued $404,170 in salaries payable to its four officers and major shareholders.   For the period ended December 31, 2008, the accrued amount was $6,000.

As of December 31, 2009 and December 31, 2008, the balances of shareholder notes were $271,280 and $44,701, respectively.  The balances included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the notes at each respective year end was $334 and $246.  Interest paid during the same periods was $5,114 and $747, respectively.

NOTE 7.  OPERATING SEGMENTS

During the period from inception through December 31, 2009 the Company operated as a single business segment.

NOTE 8.  GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  During the period from inception through December 31, 2009 the Company has generated an accumulated deficit of $1,160,354.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.

Since the end of 2009 fiscal year, the Company has received $363,000 in new investment funds.  These funds have improved Company’s financial position and ability to execute its business plan.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 9.  INCOME TAXES

For the years ended December 31, 2009, and December 31, 2008, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2009, the Company had approximately $812,338 of new operating loss.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Dec. 31, 2009	Dec. 31, 2008

Deferred tax assets:
Intangible assets	$4,176	$4,478
Syndication costs	8,500	8,500
Accrued liabilities	148,436	-
Sec. 179 deduction	2,181	-
Net operating loss carryforwards	276,195	16,778

Total deferred tax assets	439,488	29,756

Deferred tax liabilities:
Prepaid expenses	(46,467)	-
Facilities and equipment	(1,538)	(838)

Total deferred tax liabilities	(48,005)	(838)

Net deferred tax assets before valuation allowance	391,483	28,918
Less: Valuation allowance	(391,483)	(28,918)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance for the full amount of the deferred tax asset related to the net operating loss carry forward.

NOTE 10.  STOCKHOLDERS’ EQUITY

At inception on October 14, 2008, the Company issued 46,500,000 shares of common stock to founders for a cash consideration of $15,500.

Between the inception of October 14, 2008 through December 31, 2008, the Company issued 930,000 shares of common stock to various investors for a cash consideration of $155,500.

Between the inception on October 14, 2008 through December 31, 2008, the Company issued 5,100,000 shares of common stock for professional services.

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

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 10.  STOCKHOLDERS’ EQUITY - continued

On July 14, 2009, the Company issued 1,406,000 shares of common stock for property, in the form of pre-owned vehicles.

On October 27, 2009, the Company issued 6,000,000 shares of common stock to founders for a cash consideration of $2,000.

On October 27, 2009, the Company issued 120,000 shares of common stock to settle a note payable in the amount of $20,000.

During 2009, the Company issued 373,500 shares of common stock to various investors for a cash consideration of $145,750.

During 2009, the Company issued 696,000 shares of common stock for professional services.

NOTE 12.  SUBSEQUENT EVENTS

During January and February of 2010, the Company issued 204,000 shares of common stock to various investors for a cash consideration of $63,000

During March of 2010, the Company issued 2,800,000 shares of common stock for professional services, including 50,000 shares as prepayment of services for April of 2010.

In March of 2010, the Company received $100,000 under a contract to purchase 500,000 shares of common stock.  As of March 31, 2010, the shares have not yet been issued.

In March of 2010, the Company received $200,000 under a contract to purchase 1,000,000 shares of common stock.  As of March 31, 2010, the shares have not yet been issued.

In March of 2010, the Company signed a five year contract to lease 18,500 sq. ft. building at 6124 Denton Dr., in Dallas, TX, at initial monthly rate of $17,333.  The property will house the corporate office as well as a new dealership location, in addition to the Company’s current location in Fort Worth, TX.  The lease will commence in April of 2010.  The Company will have an option of terminating the lease at any time during the term, without any significant financial consequences.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined by Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. Based upon that evaluation, as required by Rule 15d-15(b), our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in our Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Registrant

The name, age and position of each of our directors and executive officers as of December 31, 2009 are as follows:

Name	Age	Position
Dale Long	49	President, Chief Executive Officer and Director
Nikolay Frolov	37	Chief Financial Officer, Treasurer and Director
Scott O'Neal	39	Chief Operating Officer, Secretary, Vice President and Director
Edouard Prous	34	Chief Technology Officer, Vice President and Director

Mr. Dale Long is our President, Chief Executive Officer and Director. He has served in these capacities since we were incorporated on October 14, 2008. Mr. Long is the founder and CEO of EVCARCO, Inc. With over 20 successful years in the auto industry, Mr. Long devoted the past two years to researching a plausible business model for a new automobile franchise that could deliver viable eco-friendly, alternative fuel vehicles to customers at reasonable prices, without sacrificing quality, safety or performance. He fulfilled his vision in 2008 when he launched EVCARCO. Mr. Long has been the managing partner and general manager for Executive Imports, a highline pre owned auto dealership in Dallas, Texas. From 2000 to 2004, Mr. Long was the general sales manager for Huffines Auto Group, Inc. and the new car sales director for Dallas Dodge and Group One, Inc. From 2000 to 2002, Mr. Long was the director of training and development for Park Place Auto Group, where he developed a standardized training policy, procedures, and manual for the entire dealership group for Houston, Dallas, Plano, Euless, and Grapevine, Texas. Mr. Long served in the United States Army Aviation Branch as a Commissioned Officer from 1979 to 1987 when he resigned with honors.

Mr. Nikolay Frolov, CPA, is our Chief Financial Officer, Treasurer and Director. He has served in these capacities since we were incorporated on October 14, 2008. Mr. Frolov has over 15 years of experience in accounting. Before joining EVCARCO in 2008 as the CFO, Mr. Frolov was the assistant controller for Romacorp, Inc.  Prior to this role, Mr. Frolov was a manager for Travis, Wolff & Co., LLP. Mr. Frolov was a senior consultant with Taylor and Taylor, LLP from 1994-2006. Mr. Frolov graduated with honors from the University of Texas at Arlington with Bachelor’s and Master’s degrees in Accounting.

Mr. Scott O’Neal is our Chief Operating Officer, Secretary, Vice President and Director. He has served in these capacities since we were incorporated on October 14, 2008. Mr. O’Neal oversees sales and manufacturer relations for EVCARCO. With over 20 years of experience in the auto industry, Mr. O’Neal began in the auto business in 1988, working at family dealerships in Fort Worth, Texas. In 1995, he joined New Toyota Franchise Dealership as the fleet sales manger, achieving multiple Toyota Gold Sales Society Awards, Toyota’s top sales award. During the last ten years, Mr. O'Neal owned and operated independent car dealerships and other successful companies. Since 2006, Mr. O’Neal has helped launch companies such as Fireman’s Contractors and EVCARCO, for which he continues to serve as COO, advisor, and investor.

Mr. Edouard Prous is our CTO, Vice President of International Operations and Distribution, and Director. He has served in these capacities since we were incorporated on October 14, 2008. Mr. Prous, a Russian native, has extensive experience in international business and the auto industry. Prior to joining EVCARCO in 2008, Mr. Prous founded and ran Ace Plus, Inc. From 2001 to 2006, Mr. Prous served as COO of ONPRO, Inc. Mr. Prous has also been the COO of Auto Solutions, Inc. He started his career at Accurate Auto Group, where he served as vice president from 1995-1999.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Board Composition

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, and that our shareholders shall determine the number of directors at each regular meeting. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified.

Committees of the Board of Directors

Due to our size, limited operating history and financial conditions we do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors. We do not have an audit committee “financial expert.”

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because, we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

Significant Employees

We have no significant employees other than the executive officers described above.

Family Relationships

There are no familial relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors or make nominations to the Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Code of Ethics

As of December 31, 2009, we had not adopted a Code of Ethics, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation paid by us to our officers and directors for the fiscal years ended December 31, 2009 and 2008.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Dale Long,
President, CEO	2009	125,400	-	-	-	-	-	-	125,400
and Director	2008	2,000	-	-	-	-	-	-	2,000
Nikolay Frolov,
CFO, Treasurer	2009	48,000	-	-	-	-	-	-	48,000
and Director	2008	-	-	-	-	-	-	-	-
Scott O'Neal,
COO, Secretary	2009	120,200	-	-	-	-	-	-	120,200
VP and Director	2008	2,000	-	-	-	-	-	-	2,000
Edouard Prous,
CTO, VP and	2009	110,770	-	-	-	-	-	-	110,770
Director	2008	2,000	-	-	-	-	-	-	2,000

Amounts of compensation for 2009, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Refer to the Notes to Financial Statements for more information.

Outstanding Equity Awards

We do not currently have a stock option plan, but we do anticipate putting in place a long-term incentive plan providing compensation, intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2009 and 2008.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employment or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 11.  EXECUTIVE COMPENSATION - continued

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of EVCARCO other than services ordinarily required of a director.

The following table summarizes all compensation awarded to, earned by or paid to our directors for all services rendered in all capacities to us for the fiscal years ended December 31, 2009 and 2008.

		Fees			Non-Equity	Non-qualified
		Earned			Incentive	Deferred	All
Name and		or Cash	Stock	Option	Plan	Comp.	Other
Principal		Paid	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Dale Long,
President, CEO	2009	-	-	-	-	-	-	-
and Director	2008	-	-	-	-	-	-	-
Nikolay Frolov,
CFO, Treasurer	2009	-	-	-	-	-	-	-
and Director	2008	-	-	-	-	-	-	-
Scott O'Neal,
COO, Secretary	2009	-	-	-	-	-	-	-
VP and Director	2008	-	-	-	-	-	-	-
Edouard Prous,
CTO, VP and	2009	-	-	-	-	-	-	-
Director	2008	-	-	-	-	-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2009 for (1) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; (2) each of our executive officers; (3) each of our directors; and (4) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o EVCARCO Inc., 7703 Sand Street, Fort Worth, Texas 76118.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

The percentage ownership information shown in the table below is calculated based on 61,125,500 shares of our common stock issued and outstanding as of December 31, 2009. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common	Dale Long,	14,963,500	24.48%
Stock	President, Chief Executive Officer and Director
Common	Nikolay Frolov	7,495,000	12.26%
Stock	Chief Financial Officer, Treasurer and Director
Common	Scott O'Neal	14,968,700	24.49%
Stock	Chief Operating Officer, Secretary, Vice President and Director
Common	Edouard Prous	14,982,300	24.51%
Stock	Chief Technical Officer, Vice President and Director

	All Officers and Directors as a Group	52,409,500	85.74%

	Total shares outstanding	61,125,500

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. Other than the shares covered by the registration statement of which this prospectus is a part, we have not registered any shares for sale by security holders under the Securities Act. None of our stockholders are entitled to registration rights.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the stock transactions discussed below, EVCARCO, Inc has not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of the company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Mr. Dale Long, Mr. Scott O’Neal, Mr. Eduard Prous, as officers and members of our Board of Directors, each purchased by subscription 15,000,000 shares of common stock from EVCARCO, Inc. on October 15, 2008 for $5,000, each. Mr. Nikolay Frolov, as officer and member of our Board of Directors, also purchased by subscription 1,500,000 shares of common stock from EVCARCO, Inc. on October 15, 2008 for $500, and 6,000,000 shares of common stock on October 27, 2009, for $2,000.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes the aggregate professional fees paid for the years ended December 31:

	2009	2008

Audit fees	$7,000	$-
Audit-related fees	7,921	-
Tax fees	-	-
All other fees	-	-
	$14,921	$-

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report:

(1) Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

(3) Exhibits

Each exhibit identified below is filed with this annual report. Exhibits designated with an “*” are filed herewith.

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Certificate of Designation (2)
3.5	Amended and Restated Bylaws of the Registrant (4)
5.1	Legal Opinion and Consent of The O’Neal Law Firm, P.C.
10.1	Memorandum of Understanding (Electric City Motor North America) (3)
10.2	Memorandum of Understanding (Ronn Motor Company) (3)
10.3	Evidence of Franchise (3)
10.4	Retailer Agreement (3)
23	Consent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Forth Worth, State of Texas, on April 29, 2010.

EVCARCO, INC.

/s/ DALE LONG
Dale Long
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2010.

Signatures	Title

/s/ DALE LONG	President, Chief Executive Officer and Director
(Dale Long)	(Principal Executive Officer)

/s/ NIKOLAY FROLOV	Chief Financial Officer, Treasurer and Director
(Nikolay Frolov)	(Principal Financial and Accounting Officer)

/s/ SCOTT O’NEAL	Chief Operating Officer, Secretary,
(Scott O’Neal)	Vice President and Director

/s/ EDOUARD PROUS	Chief Technology Officer, Vice President
(Edouard Prous)	and Director

SUPPLEMENTAL INFORMATION:

NO ANNUAL REPORT OR PROXY MATERIAL WAS SENT TO SECURITY HOLDERS DURING THE LAST FISCAL YEAR, AND NO SUCH REPORT OR MATERIAL IS EXPECTED TO BE SENT IN THE CURRENT FISCAL YEAR.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Certificate of Designation (2)
3.5	Amended and Restated Bylaws of the Registrant (4)
5.1	Legal Opinion and Consent of The O’Neal Law Firm, P.C.
10.1	Memorandum of Understanding (Electric City Motor North America) (3)
10.2	Memorandum of Understanding (Ronn Motor Company) (3)
10.3	Evidence of Franchise (3)
10.4	Retailer Agreement (3)
23	Consent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
____________

1. Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the SEC on March 30, 2009.
2. Incorporated by reference to the Company's Registration Statement on Form S-1/A as filed with the SEC on May 1, 2009.
3. Incorporated by reference to the Company's Registration Statement on Form S-1/A as filed with the SEC on June 12, 2009.
4. Incorporated by reference to the Company's Registration Statement on Form POS AM as filed with the SEC on September 28, 2009.
* Filed herewith.