Form 10-Q
period 2010-03-31
EVCARCO, INC.
filed 2010-05-19
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2010, there were 64,129,500 shares of Common Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVCARCO, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-2

Statements of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited) from Inception (October 14, 2008) to March 31, 2010 (Unaudited)	F-3

Statement of Stockholders' Equity from Inception (October 14, 2008) through March 31, 2010 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited) and from Inception (October 14, 2008) to March 31, 2010 (Unaudited)	F-5

Notes to Financial Statements	F-6 to F-7

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets

Cash	$87,977	$48,634
Inventory (see Note 3)	188,106	10,546
Other receivables	19,900	4,213
Prepaid expenses (see Note 4)	1,141,444	136,667

Total current assets	1,437,427	200,060

Property and equipment, net	31,050	5,721
Other assets	33,564	3,252

TOTAL ASSETS	$1,502,041	$209,033

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT

Current liabilities

Accounts payable	$86,058	$18,739
Accrued expenses	42,691	30,726
Accrued interest (related parties)	449	334
Other payables	39,942	6,308
Notes payable (see Note 5)	88,910	88,910
Loans payable (related parties) (see Note 6)	355,204	271,280

Total current liabilities	613,254	416,297

Total liabilities	613,254	416,297

Commitments and contingencies (see Note 10)

Stockholders' equity/(deficit) (see Note 9)

15,000,000 shares Series A Special Preferred Convertible
Stock Authorized at $0.001/par value, none issued	-	-
180,000,000 shares Common Stock
Authorized at $0.001/par value
64,129,500, 61,125,500 and 52,659,000 shares
issued and outstanding, respectively	64,130	61,126
Additional paid-in capital	2,543,960	891,964
Deficit accumulated during development stage (see Note 8)	(1,719,303)	(1,160,354)

Total stockholders' equity/(deficit)	888,787	(207,264)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT	$1,502,041	$209,033

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations

			Inception
	For the Three	For the Three	(October 14, 2008)
	Months Ended	Months Ended	Through
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$148,263	$74,880	$1,082,599

Total revenues	148,263	74,880	1,082,599

Cost of goods sold	147,593	88,076	1,086,571

Gross profit	670	(13,196)	(3,972)

Sales and marketing expenses	52,735	12,163	163,270
General and administrative expenses	465,694	144,361	1,393,798
Inventory adjustment	27,800	-	110,653
Depreciation and amortization	969	541	3,779

Total Operating expenses	547,198	157,065	1,671,500

Operating loss	(546,528)	(170,261)	(1,675,472)

Other income/(loss)
Interest income	21	192	310
Interest expense (related parties)	(2,843)	(359)	(8,704)
Interest expense	(9,599)	(1,308)	(35,437)

Total Other loss	(12,421)	(1,475)	(43,831)

Loss before taxes	(558,949)	(171,736)	(1,719,303)

Income tax (expense) benefit	-	-	-

Net loss	$(558,949)	$(171,736)	$(1,719,303)

Basic and diluted loss per share	(0.01)	(0.00)

Weighted average number of
common shares outstanding - basic and diluted	62,312,300	52,618,333

The accompanying footnotes are an integral part of these financial statements.

(A Development Stage Company)
Statement of Stockholders' Equity
Inception (October 14, 2008) Through March 31, 2010

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	capital	stage	Total

Founders' stock issued @ $0.0003/sh. Oct. 2008	46,500,000	$46,500	$(31,000)	$-	$15,500
Stock issued for services @ $0.0003/sh. Oct. 2008	5,100,000	5,100	(3,400)		1,700
Stock issued for cash @ $0.1667/sh. Oct. 2008	306,000	306	50,694		51,000
Stock issued for cash @ $0.1667/sh. Nov. 2008	612,000	612	101,388		102,000
Stock issued for cash @ $0.1667/sh. Dec. 2008	12,000	12	1,988		2,000

Net loss				(91,060)	(91,060)

Balance December 31, 2008	52,530,000	$52,530	$119,670	$(91,060)	$81,140

Stock issued for cash @ $0.1667/sh. Jan. 2009	123,000	123	20,377		20,500
Stock issued for services @ $0.1667/sh. Feb. 2009	6,000	6	994		1,000
Stock issued for property @ $0.19/sh. Jul. 2009	1,406,000	1,406	265,734		267,140
Stock issued for cash @ $0.50/sh. Jul. 2009	1,500	2	748		750
Stock issued for services @ $0.50/sh. Jul. 2009	600,000	600	299,400		300,000
Founders' stock issued @ $0.0003/sh. Oct. 2009	6,000,000	6,000	(4,000)		2,000
Stock issued for loan @ $0.1667/sh. Oct. 2009	120,000	120	19,880		20,000
Stock issued for services @ $0.50/sh. Oct. 2009	90,000	90	44,910		45,000
Stock issued for cash @ $0.50/sh. Oct. 2009	105,000	105	52,395		52,500
Stock issued for cash @ $0.50/sh. Nov. 2009	14,000	14	6,986		7,000
Stock issued for cash @ $0.50/sh. Dec. 2009	130,000	130	64,870		65,000

Net loss				(1,069,294)	(1,069,294)

Balance December 31, 2009	61,125,500	$61,126	$891,964	$(1,160,354)	$(207,264)

Stock issued for cash @ $0.25/sh. Jan. 2010	40,000	40	9,960		10,000
Stock issued for cash @ $0.50/sh. Feb. 2010	64,000	64	31,936		32,000
Stock issued for cash @ $0.21/sh. Feb. 2010	100,000	100	20,900		21,000
Stock issued for services @ $0.45/sh. Feb. 2010	2,600,000	2,600	1,167,400		1,170,000
Stock issued for services @ $0.25/sh. Mar. 2010	200,000	200	49,800		50,000
Proceeds received for shares to be issued			372,000		372,000

Net loss				(558,949)	(558,949)

Balance March 31, 2010 (Unaudited)	64,129,500	$64,130	$2,543,960	$(1,719,303)	$888,787

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Inception
	For the Three	For the Three	(October 14, 2008)
	Months Ended	Months Ended	Through
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(558,949)	$(171,736)	$(1,719,303)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	969	541	3,779
Consulting expenses (stock)	220,780	1,000	431,813

Change in operating assets and liabilities:
Inventory	(177,560)	75,089	(188,106)
Other receivables	(15,687)	-	(19,900)
Prepaid expenses	(5,557)	-	(5,557)
Other assets	(30,500)	-	(34,629)
Accounts payable	67,319	1,966	86,058
Accrued expenses	11,965	44	42,691
Accrued interest (related parties)	115	(152)	449
Other payables	33,634	(1,764)	39,942

Net cash used in operating activities	(453,471)	(95,012)	(1,362,763)

Cash flows from investing activities:

Purchase of property and equipment	(25,329)	(2,069)	(32,983)

Net cash used in investing activities	(25,329)	(2,069)	(32,983)

Cash flows from financing activities:
Proceeds from notes payable	-	-	88,910
Net change in loans payable (related parties)	83,924	81,560	355,204
Issuance of common stock	63,000	20,500	668,390
Proceeds from common stock not yet issued	372,000	-	372,000

Net cash flows provided by financing activities	518,924	102,060	1,484,504

Increase in cash and cash equivalents	40,124	4,979	88,758

Cash at beginning of period	48,634	22,467	-

Cash at end of period	$88,758	$27,446	$88,758

Cash paid for:

Interest	$4,681	$1,308	$30,519
Interest (related parties)	2,728	511	8,255

Non-cash activities:

Stock issued for property	$-	$-	$267,140
Stock issued for services	1,220,000	1,000	1,567,700
Stock issued for loans	-	-	20,000

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

EVCARCO, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.  The Company sells “green” automobiles, offering the latest technology electric vehicles, pre-owned vehicles converted to various green technologies, and a comprehensive financial package to complement the sales.  The Company is in the development stage, having only begun operations recently.

NOTE 2.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including other receivables, accounts payable, and other payables approximate fair value due to their short maturities. Carrying value of notes payable and loans payable to related parties approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

NOTE 3.  INVENTORY

At each quarter end, respectively, the Company had the following inventory:

	Mar. 31, 2010	Dec. 31, 2009

New vehicles	$79,270	$-
Pre-owned vehicles	101,840	3,550
Other items	6,996	6,996

Total inventory	$188,106	$10,546

During the first quarter of 2010, the Company had additional impairment relating to the vehicles that were devalued at the end of 2009.  The impairment, in the amount of $27,800, is reflected as Inventory Adjustment on the Statements of Operations.

At the end of 2009 we made a decision to impair inventory in the amount of $82,853.  $37,976 was a mark down of inventory to market.  $44,877 of the impairment related to five SMART cars, that were not received under the contract to exchange cash and stock for thirty five pre-owned vehicles.  The contract is essentially settled and completed, and the Company will not be able to recover those cars.

NOTE 4.  PREPAID EXPENSES

As of March 31, 2010, the balance of prepaid expenses was $1,141,444.  $5,557 represented payroll expenses for April 2010.  $1,135,887 was the unearned portion of stock compensation issued under consulting agreements.

As of December 31, 2009, balance of prepaid expenses was $136,667, which represented the unearned portion of stock compensation issued under consulting agreements.

NOTE 5.  NOTES PAYABLE

During 2009, the Company received $150,000 of advances and made $61,090 of principal repayments to RGTK, an unrelated entity.   The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance at the rate of 36% per annum.  As of March 31, 2010 and December 31, 2009, the principal balance of the note was $88,910.  During the first quarter of 2010 $7,918 of interest was accrued under the note, $3,000 of which was paid.

NOTE 6.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2010 and 2009, the Company accrued $110,000 and $100,000, respectively, in salaries payable to its four officers and major shareholders.  For the period since inception (October 14, 2008) through March 31, 2010, the Company accrued $514,170.

As of March 31, 2010 and December 31, 2009, the balances of shareholder notes were $355,204 and $271,280, respectively.  The balances included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

NOTE 7.  OPERATING SEGMENTS

During the period from inception through March 31, 2010 the Company operated as a single business segment.

NOTE 8.  GOING CONCERN

The Company has sustained operating losses since inception and had an accumulated deficit of approximately $1.7 million as of March 31, 2010. This deficit has been funded primarily through stock issuances, debt and cash generated from operations.

The Company will need additional capital to continue to maintain and expand its operations and will endeavor to raise funds through the issuance of stock and debt, and revenues from operations, but despite our efforts we may not generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. If the Company cannot obtain such capital or generate such operating revenues it would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. The Company’s operating capital and capital expenditure requirements will vary based on a number of factors, including the level of sales and marketing activities for our services and products and there can be no assurance that additional private or public financings, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. To the extent we use debt financing, if available, we will have to pay interest and the Company may have to agree to restrictive covenants that could impose limitations on our operating flexibility. If the Company cannot successfully obtain additional future funding it may jeopardize our ability to continue our business and operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements have been prepared on a going concern basis, and do not reflect any adjustments if the Company is unable to continue as a going concern.

NOTE 9.  STOCKHOLDERS’ EQUITY

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

During the first quarter of 2010, the Company received $372,000 of cash for shares of common stock to be issued.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

In March of 2010, the Company signed a five year contract to lease 18,500 sq. ft. building at 6124 Denton Dr., in Dallas, Texas, at initial monthly rate of $17,333.  The property will house the corporate office as well as a new dealership location, in addition to the Company’s current location in Fort Worth, Texas.  The lease commenced on May 1, 2010.  The Company will have an option of terminating the lease at any time during the term, without any significant financial consequences.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business" in our Annual Report on Form 10-K. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Q.

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

Overview

EVCARCO, Inc. is a development stage company that was incorporated on October 14, 2008 in the State of Nevada.  We have begun our business operations and we currently have minimal revenue and no significant assets, as a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue.  EVCARCO, Inc has never declared bankruptcy, has never been in receivership, and has never been involved in any illegal action or proceedings.

Since becoming incorporated, EVCARCO, Inc. has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. EVCARCO, Inc is not a blank check registrant as that term is defined in Rule 419(a) (2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

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

Plan of Operation

Over the next twelve months, we will concentrate on the following six areas to grow our operations:

·           Capital and Funding – Seek to obtain capital from all available sources.

·           Advertising and Marketing – Work with TKMG, LLC to develop brand identity, marketing materials, and our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its products.

·           Sales – Grow sales to 45-50 new cars, and 125-175 pre-owned cars per quarter.

·           Product Development – Continue to work with existing manufacturers and new manufacturers.

·           Franchise Development – Begin marketing the EVCARCO franchise concept and licensing of Company’s Trademarks, with the short term objective of securing several territories and establishing five to ten Dealer Development Candidates during 2010. Several candidates in various states have already been identified for dealer development.

·           Product Research and Development – Continue working on identifying and testing products and vehicles from U.S. companies, as well as foreign manufacturers, which can provide cleaner, safer, faster, and more economical forms of transportation, by utilizing the latest developments in the alternative fuel area

Maintaining an adequate inventory of automobiles requires significant capital.  Given the Company’s liquidity limitations its inventory levels may be adversely impacted.

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

Operating Results

Since inception through March 31, 2010, we have generated revenues of $1,082,599 and incurred cumulative net losses of $1,719,303.

For the quarterly periods ended March 31, 2010 and 2009, gross revenues were $148,263 and $74,880, respectively. Gross margin for the same periods was $670 and ($13,196), which reflected sporadic operations of the development stage company, affected by limited financial resources.

Net losses for the same quarterly periods were $558,949 and $171,736, respectively, each of them including approximately $100,000 of accrued compensation to the officers and major shareholders of the Company. The trend in losses reflects the rise in business activity and increasing efforts in realizing the Company’s business plan and starting normal business operations.  Major areas of increasing expenditures include: legal and professional fees relating to compliance and reporting; consulting services (mainly paid for by stock issuances) relating to marketing, business development, investor and public relationships; travel and related expenses.

During the current quarter, the Company was able to secure $435,000 in new investment funds.  Majority of the money came in at the end of March, and enabled us to acquire $79,270 worth of new electric vehicles and $50,840 of pre-owned hybrids.  Some of the funds were obtained as a result of work of international consultants, who were engaged in February of 2010.  Under the one year agreements, the Company issued 2,600,000 shares of common stock to such consultants.  Since the main portion of the compensation relates to future periods, it is reflected in the Prepaid Expenses, balance of which has increased during the quarter from $136,667 to $1,141,444.

Liquidity and Capital Resources

At the end of the current quarter, the Company had no significant cash reserves or other liquid assets. We anticipate that trading of our common stock on the OTCBB will resume shortly, and that the shares will be accepted by DTC, for electronic exchange, in the very near future.  Both of which will increase our ability to raise capital and borrow funds.

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

Other Items and Conditions

As of March 31, 2010, the Company had $613,254 of current liabilities outstanding. The Company has no off balance sheet arrangements, or significant obligations under any contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. During the quarter ending on March 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding sales in the first quarter of 2010:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
01/19/10	40,000	Common Stock	Cash - $10,000	Reg. D	None
02/02/10	24,000	Common Stock	Cash - $12,000	Reg. D	None
02/03/10	100,000	Common Stock	Cash - $21,000	Reg. D	None
02/04/10	40,000	Common Stock	Cash - $20,000	Reg. D	None
02/26/10	2,500,000	Common Stock	Services	Reg. D	None
02/26/10	100,000	Common Stock	Services	Reg. D	None
03/01/10	200,000	Common Stock	Services	Reg. D	None

* For per share price, see Statement of Stockholders’ Equity.  No commissions or discounts were paid.

** The company relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable.  In all cases, there was no public solicitation.

During the period from January through April of 2010, the Company received $457,000 in investment funds, for which the shares of common stock have not yet been issued, and are not listed above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On March 26, 2010, the Company had its stock quotation under the symbol "EVCA" deleted from the OTC Bulletin Board.  The symbol was deleted for factors beyond the Company’s control, due to various market makers electing to shift their orders from the OTCBB to the Pink OTC Markets Inc.  As a result of these market makers not providing a quote on the OTCBB for four consecutive days the Company was deemed to be deficient in maintaining a listing standard at the OTCBB pursuant to Rule 15c2-11.  That determination was made entirely without the Company’s knowledge.  The Company’s shares remain tradable under the symbol "EVCA" on the Pink OTC Markets Inc. system.

On May 13, 2010, the Company registered its Common Stock, $0.001 Par Value, pursuant to Section 12(g) of the Securities Exchange Act of 1934, by filing Form 8-A.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C., Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVCARCO, INC.

Date: March 19, 2010	By:	/s/ Dale Long
Dale Long
President and Principal Executive Officer

Date: March 19, 2010	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)