Form 10-K/A
period 2009-12-31
EVCARCO, INC.
filed 2010-06-18
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

Form 10- K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not Available

The number of shares of the registrant’s common stock outstanding on June 11, 2010 was 64,129,500.

EXPLANATORY PARAGRAPH

The Annual Report (Form 10-K) of EVCARCO, Inc. for 2009, is being amended in order to add explanation relating to restatement of financial statements for the period from Inception (October 14, 2008) through December 31, 2008, to the notes to financial statements - Note 11.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet - December 31, 2009 and 2008 (Restated) (Audited)	F-2

Statement of Operations - For the Year Ended December 31, 2009 and for the Period from Inception (October 14, 2008) Through December 31, 2008 (Restated) and 2009 (Audited)	F-3

Statement of Stockholders' Equity - For the Period from Inception (October 14, 2008) to December 31, 2009 (Audited)	F-4

Statement of Cash Flow - For the Year Ended December 31, 2009 and for the Period from Inception (October 14, 2008) Through December 31, 2008 (Restated) and 2009 (Audited)	F-5

Notes to Financial Statements - December 31, 2009 (Audited)	F-6 to F-13

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EVCarCo, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of EVCarCo, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009, from inception on October 14, 2008 through December 31, 2008 (restated), and from inception on October 14, 2008 through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EVCarCo, Inc. (A Development Stage Company) as of December 31, 2009 and 2008 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009, from inception on October 14, 2008 through December 31, 2008 (restated), and from inception on October 14, 2008 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the accompanying financial statements, the Company has restated its 2008 financial statements, which were previously audited by other independent auditors who have ceased operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, as of December 31, 2009 the Company has accumulated a deficit of $1,160,354 since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 29, 2010

Except for Note 11, the date is June 16, 2010.

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	December 31, 2008
		(Restated)
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
		(Restated)

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

EVCARCO, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Inception (October 14, 2008) Through December 31, 2009

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	capital	stage	Total

Founders' stock issued @ $0.0003/sh. Oct. 2008	46,500,000	$46,500	$(31,000)	$-	$15,500
Stock issued for services @ $0.0003/sh. Oct. 2008	5,100,000	5,100	(3,400)		1,700
Stock issued for cash @ $0.1667/sh. Oct. 2008	306,000	306	50,694		51,000
Stock issued for cash @ $0.1667/sh. Nov. 2008	612,000	612	101,388		102,000
Stock issued for cash @ $0.1667/sh. Dec. 2008	12,000	12	1,988		2,000

Net income (loss)				(91,060)	(91,060)

Balance December 31, 2008 (Restated)	52,530,000	$52,530	$119,670	$(91,060)	$81,140

Stock issued for cash @ $0.1667/sh. Jan. 2009	123,000	123	20,377		20,500
Stock issued for services @ $0.1667/sh. Feb. 2009	6,000	6	994		1,000
Stock issued for property @ $0.19/sh. Jul. 2009	1,406,000	1,406	265,734		267,140
Stock issued for cash @ $0.50/sh. Jul. 2009	1,500	2	748		750
Stock issued for services @ $0.50/sh. Jul. 2009	600,000	600	299,400		300,000
Founders' stock issued @ $0.0003/sh. Oct. 2009	6,000,000	6,000	(4,000)		2,000
Stock issued for loan @ $0.1667/sh. Oct. 2009	120,000	120	19,880		20,000
Stock issued for services @ $0.50/sh. Oct. 2009	90,000	90	44,910		45,000
Stock issued for cash @ $0.50/sh. Oct. 2009	105,000	105	52,395		52,500
Stock issued for cash @ $0.50/sh. Nov. 2009	14,000	14	6,986		7,000
Stock issued for cash @ $0.50/sh. Dec. 2009	130,000	130	64,870		65,000

Net income (loss)				(1,069,294)	(1,069,294)

Balance December 31, 2009	61,125,500	$61,126	$891,964	$(1,160,354)	$(207,264)

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows

		Inception	Inception
		(October 14, 2008)	(October 14, 2008)
		Through	Through
	2009	December 31, 2008	December 31, 2009
		(Restated)
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

NOTE 11.  RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the period from Inception (October 14, 2008) through December 31, 2008.  In conjunction with the PCAOB revocation of the registration of its prior auditor, the Company had its financials re-audited, and determined, that several adjustments were necessary.  The financials were restated to reflect the purchase of initial shares by the founders, which was originally recorded as compensation; addition of amortization of prepaid expenses, which was omitted; expensing of professional fees, that were originally capitalized; and correction of valuation of consulting services in exchange for stock.  The following is a comparison of the summarized financial statements of the Company before and after the restatement (adjusted for July of 2009 3-for-1 stock split):

	Inception (October 14, 2008) Through December 31, 2008
	Original	Restated	Change
BALANCE SHEET
Current assets	$124,696	$124,696	$-
Property and equipment, net	3,697	3,697	-
Other assets	29,129	4,004	(25,125)
Total Assets	157,522	132,397	(25,125)

Total liabilities	66,923	51,257	(15,666)
Common stock	930	52,530	51,600
Paid in capital	154,070	119,670	(34,400)
Accumulated deficit	(64,401)	(91,060)	(26,659)
Total stockholders’ equity	90,599	81,140	(9,459)
Total liabilities and stockholders' equity	$157,522	$132,397	$(25,125)

STATEMENT OF OPERATIONS
Loss from operations	$(62,700)	$(89,525)	$(26,825)
Total other income/(loss)	(1,701)	(1,535)	166
Net loss	$(64,401)	$(91,060)	$(26,659)
Net loss per share	(0.10)	(0.00)

STATEMENT OF CASH FLOWS
Operating activities	$(182,309)	$(188,716)	$(6,407)
Investing activities	(4,018)	(4,018)	-
Financing activities	208,794	215,201	6,407
Cash	$22,467	$22,467	$-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Forth Worth, State of Texas, on  June 17, 2010.

EVCARCO, INC.

/s/ DALE LONG
Dale Long
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 17, 2010.

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