Form 10-Q
period 2010-06-30
EVCARCO, INC.
filed 2010-08-18
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 16, 2010, there were 77,330,500 shares of Common Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVCARCO, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	F-2

Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited), and from Inception (October 14, 2008) to June 30, 2010 (Unaudited)	F-3

Statement of Stockholders' Equity/(Deficit) from Inception (October 14, 2008) through June 30, 2010 (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited), and from Inception (October 14, 2008) to June 30, 2010 (Unaudited)	F-5

Notes to Financial Statements	F-6 to F-8

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	Jun. 30, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS

Current assets

Cash	$7,235	$48,634
Accounts receivable	4,113	-
Inventory (see Note 4)	180,233	10,546
Other receivables	19,900	4,213
Prepaid expenses (see Note 5)	1,026,265	136,667

Total current assets	1,237,746	200,060

Property and equipment, net	35,925	5,721
Other assets	33,376	3,252

TOTAL ASSETS	$1,307,047	$209,033

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities

Accounts payable	$118,692	$18,739
Accrued expenses	52,440	30,726
Accrued interest (related parties)	2,080	334
Other payables	38,000	6,308
Note payable (see Note 6)	81,638	88,910
Convertible note payable (see Note 7)	38,444	-
Loans payable (related parties) (see Note 8)	471,689	271,280

Total current liabilities	802,983	416,297

Total liabilities	802,983	416,297

Commitments and contingencies

Stockholders' equity/(deficit) (see Note 11)

15,000,000 shares Series A Special Preferred Convertible
Stock Authorized at $0.001/par value, none issued	-	-
180,000,000 shares Common Stock
Authorized at $0.001/par value
71,830,500 and 61,125,500 shares
issued and outstanding, respectively	71,831	61,126
Additional paid-in capital	2,959,660	891,964
Deficit accumulated during development stage	(2,527,427)	(1,160,354)

Total stockholders' equity/(deficit)	504,064	(207,264)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,307,047	$209,033

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations

					Inception
					(Oct. 14, 2008)
	For the Three Months Ended		For the Six Months Ended		Through
	Jun. 30, 2010	Jun. 30, 2009	Jun. 30, 2010	Jun. 30, 2009	Jun. 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$229,908	$249,570	$378,170	$324,450	$1,312,506

Total Revenues	229,908	249,570	378,170	324,450	1,312,506

Cost of goods sold	223,114	238,806	370,707	326,882	1,309,685

Gross Profit/(Loss)	6,794	10,764	7,463	(2,432)	2,821

Sales and marketing expenses	26,934	7,100	79,669	19,263	190,204
General and administrative expenses	769,492	131,482	1,235,285	275,842	2,163,389
Inventory adjustment	-	-	27,800	-	110,653
Depreciation and amortization	1,896	598	2,865	1,140	5,675

Total Operating Expenses	798,322	139,180	1,345,619	296,245	2,469,921

Operating Loss	(791,528)	(128,416)	(1,338,156)	(298,677)	(2,467,100)

Other income/(loss)
Interest income	16	-	37	192	326
Interest expense (related parties)	(4,976)	(1,132)	(7,819)	(1,491)	(13,680)
Interest expense	(11,536)	(2,540)	(21,135)	(3,848)	(46,973)

Total Other Loss	(16,496)	(3,672)	(28,917)	(5,147)	(60,327)

Loss Before Taxes	(808,024)	(132,088)	(1,367,073)	(303,824)	(2,527,427)

Income tax (expense) benefit	-	-	-	-	-

Net Loss	$(808,024)	$(132,088)	$(1,367,073)	$(303,824)	$(2,527,427)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding	64,832,214	52,659,000	63,579,218	52,638,779

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity/(Deficit)
Inception (October 14, 2008) Through June 30, 2010

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development
	Shares	Amount	capital	stage	Total

Founders' stock issued @ $0.0003/sh. Oct. 2008	46,500,000	$46,500	$(31,000)	$-	$15,500
Stock issued for services @ $0.0003/sh. Oct. 2008	5,100,000	5,100	(3,400)		1,700
Stock issued for cash @ $0.1667/sh. Oct. 2008	306,000	306	50,694		51,000
Stock issued for cash @ $0.1667/sh. Nov. 2008	612,000	612	101,388		102,000
Stock issued for cash @ $0.1667/sh. Dec. 2008	12,000	12	1,988		2,000

Net loss				(91,060)	(91,060)

Balance December 31, 2008	52,530,000	$52,530	$119,670	$(91,060)	$81,140

Stock issued for cash @ $0.1667/sh. Jan. 2009	123,000	123	20,377		20,500
Stock issued for services @ $0.1667/sh. Feb. 2009	6,000	6	994		1,000
Stock issued for property @ $0.19/sh. Jul. 2009	1,406,000	1,406	265,734		267,140
Stock issued for cash @ $0.50/sh. Jul. 2009	1,500	2	748		750
Stock issued for services @ $0.50/sh. Jul. 2009	600,000	600	299,400		300,000
Founders' stock issued @ $0.0003/sh. Oct. 2009	6,000,000	6,000	(4,000)		2,000
Stock issued for loan @ $0.1667/sh. Oct. 2009	120,000	120	19,880		20,000
Stock issued for services @ $0.50/sh. Oct. 2009	90,000	90	44,910		45,000
Stock issued for cash @ $0.50/sh. Oct. 2009	105,000	105	52,395		52,500
Stock issued for cash @ $0.50/sh. Nov. 2009	14,000	14	6,986		7,000
Stock issued for cash @ $0.50/sh. Dec. 2009	130,000	130	64,870		65,000

Net loss				(1,069,294)	(1,069,294)

Balance December 31, 2009	61,125,500	$61,126	$891,964	$(1,160,354)	$(207,264)

Stock issued for cash @ $0.25/sh. Jan. 2010	40,000	40	9,960		10,000
Stock issued for cash @ $0.50/sh. Feb. 2010	64,000	64	31,936		32,000
Stock issued for cash @ $0.21/sh. Feb. 2010	100,000	100	20,900		21,000
Stock issued for services @ $0.45/sh. Feb. 2010	2,600,000	2,600	1,167,400		1,170,000
Stock issued for services @ $0.25/sh. Mar. 2010	200,000	200	49,800		50,000
Proceeds received for shares to be issued Jan.-Mar.			300,000		300,000
Proceeds received for shares to be issued Apr. 2010			80,000		80,000
Stock issued for cash @ $0.50/sh. Jun. 2010	14,000	14	6,986		7,000
Stock issued for cash @ $0.50/sh. Jun. 2010	60,000	60	29,940		30,000
Stock issued for cash @ $0.21/sh. Jun. 2010	200,000	200	41,800		42,000
Stock issued for services @ $0.06/sh. Jun. 2010	1,000,000	1,000	54,000		55,000
Stock issued for services @ $0.04/sh. Jun. 2010	6,427,000	6,427	250,723		257,150
Beneficial conversion feature			24,251		24,251

Net loss				(1,367,073)	(1,367,073)

Balance June 30, 2010 (Unaudited)	71,830,500	$71,831	$2,959,660	$(2,527,427)	$504,064

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Inception
	For the Six	For the Six	(Oct. 14, 2008)
	Months Ended	Months Ended	Through
	Jun. 30, 2010	Jun. 30, 2009	Jun. 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net loss	$(1,367,073)	$(303,824)	$(2,527,427)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,865	1,140	5,675
Consulting expenses (stock)	652,722	1,000	863,755
Beneficial conversion feature amortization	2,695	-	2,695

Change in operating assets and liabilities:
Accounts receivable	(4,113)	-	(4,113)
Inventory	(169,687)	49,090	(180,233)
Other receivables	(15,687)	-	(19,900)
Prepaid expenses	(10,170)	-	(10,170)
Other assets	(30,500)	-	(34,629)
Accounts payable	99,953	4,966	118,692
Accrued expenses	21,714	6,834	52,440
Accrued interest (related parties)	1,746	545	2,080
Other payables	31,692	(1,764)	38,000

Net cash used in operating activities	(783,843)	(242,013)	(1,693,135)

Cash flows from investing activities:

Purchase of property and equipment	(32,693)	(2,069)	(40,347)

Net cash used in investing activities	(32,693)	(2,069)	(40,347)

Cash flows from financing activities:
Net change in notes payable	(7,272)	40,513	81,638
Net change in loans payable (related parties)	200,409	163,969	471,689
Issuance of common stock	142,000	20,500	747,390
Issuance of convertible debt	60,000	-	60,000
Proceeds from common stock not yet issued	380,000	-	380,000

Net cash flows provided by financing activities	775,137	224,982	1,740,717

Increase/(decrease) in cash	(41,399)	(19,100)	7,235

Cash at beginning of period	48,634	22,467	-

Cash at end of period	$7,235	$3,367	$7,235

Cash paid for:

Interest	$17,494	$3,848	$46,026
Interest (related parties)	$6,073	$946	$11,600

Non-cash activities:

Stock issued for property	$-	$-	$267,140
Stock issued for prepaid services	$1,532,150	$1,000	$1,879,850
Stock issued for loans	$-	$-	$20,000
Debt discount from beneficial conversion feature	$24,251	$-	$24,251

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

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

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Certain reclassifications to the 2009 Financial Statements have been made to conform to the 2010 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Subsequent actual results may differ from those estimates.

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including accounts receivable, other receivables, accounts payable, and other payables approximate fair value due to their short maturities. Carrying value of note payable and convertible note payable approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

NOTE 4.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Jun. 30, 2010	Dec. 31, 2009

New vehicles	$111,042	$-
Pre-owned vehicles	62,195	3,550
Other items	6,996	6,996

Total inventory	$180,233	$10,546

During the first quarter of 2010, the Company had additional impairment relating to the vehicles that were devalued at the end of 2009.  The impairment, in the amount of $27,800, is reflected as inventory adjustment on the statements of operations.

At the end of 2009 we had made a decision to impair inventory in the amount of $82,853.  $37,976 was a mark down of inventory to market.  $44,877 of the impairment related to five SMART cars, that were not received under the contract to exchange cash and stock for thirty five pre-owned vehicles.  The contract is essentially settled and completed, and the Company will not be able to recover those cars.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

NOTE 5.  PREPAID EXPENSES

As of June 30, 2010, the balance of prepaid expenses was $1,026,265.  $10,170 represented advertising expenses for August of 2010.  $1,016,095 was the unearned portion of stock compensation issued under consulting agreements.

As of December 31, 2009, balance of prepaid expenses was $136,667, which represented the unearned portion of stock compensation issued under consulting agreements.

NOTE 6.  NOTES PAYABLE

From June of 2009, through June of 2010, the Company received $150,000 of advances and made $68,362 of principal repayments to RGTK, an unrelated entity.   The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance at the rate of 36% per annum.  As of June 30, 2010 and December 31, 2009, the principal balances of the note were $81,638 and $88,910; accrued interest $644 and $0, respectively.  During the first six months of 2010, $16,372 of interest was accrued under the note, $15,728 of which was paid.

NOTE 7.  CONVERTIBLE NOTES PAYABLE

On June 7, 2010, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on March 2, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price. The Company recorded $24,251 related to the deemed beneficial conversion feature of this note, which $2,695 has been amortized to interest expense in the accompanying statement of operations as of June 30, 2010.

NOTE 8.  RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2010 and 2009, the Company accrued $219,000 and $190,870, respectively, in salaries payable to its four officers and major shareholders.  For the period since inception (October 14, 2008) through June 30, 2010, the Company accrued $623,170.

As of June 30, 2010 and December 31, 2009, the balances of shareholder notes were $471,689 and $271,280, respectively.  The balances included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the notes at each respective quarter end was $2,080 and $334.  Interest paid during the corresponding six month periods was $6,073 and $946, respectively.  These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

NOTE 9.  OPERATING SEGMENTS

During the period from inception through June 30, 2010 the Company operated as a single business segment.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

NOTE 10.  GOING CONCERN

The Company has sustained operating losses since inception and had an accumulated deficit of approximately $2.5 million as of June 30, 2010. This deficit has been funded primarily through stock issuances, debt and cash generated from operations.

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

NOTE 11.  STOCKHOLDERS’ EQUITY

Effective April 29, 2009, the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of common stock from 25,000,000 to 60,000,000; and to authorize Series A special preferred convertible stock in the amount of 15,000,000 shares at $0.001 par value.

On July 10, 2009, the Company effectuated a 3-for-1 forward stock split of its issued and outstanding common stock.  All amounts of shares reflected on these financial statements are on a post-split basis.

During the first six months of 2010, the Company received $380,000 of investment funds for shares of common stock to be issued.

NOTE 12.  SUBSEQUENT EVENTS

On July 16, 2010, the Company issued 500,000 shares of common stock for professional services.

On July 27, 2010, the Company issued 1,000,000 shares of common stock for professional services.

On July 30, 2010, the Company issued 4,000,000 shares of common stock for professional services.

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

Operating Results

Since inception through June 30, 2010, we have generated revenues of $1,312,506 and incurred cumulative net losses of $2,527,427.

For the quarterly periods ended June 30, 2010 and 2009, gross revenues were $229,908 and $249,570, gross profit was $6,794 and $10,764, respectively. Net losses for the same quarterly periods were $808,024 and $132,088, each of them including approximately $100,000 of accrued compensation to the officers and major shareholders of the Company.

For the six months periods ended June 30, 2010 and 2009, gross revenues were $378,170 and $324,450, gross profit/(loss) was $7,463 and ($2,432), respectively. Net losses for the same periods were $1,367,073 and $303,824, each of them including approximately $219,000 and $191,000, respectively, of accrued compensation to the officers and major shareholders of the Company.

Amounts for revenues and gross margins reflect sporadic operations of the development stage company, affected by limited financial resources. The trend in losses reflects the rise in business activity and increasing efforts in realizing the Company’s business plan and starting normal business operations.  Major areas of increasing expenditures include: legal and professional fees relating to compliance and reporting; consulting services (mainly paid for by stock issuances) relating to marketing, business development, investor and public relationships; travel and related expenses.

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

Other Items and Conditions

As of June 30, 2010, the Company had $802,983 of current liabilities outstanding. The Company has no off balance sheet arrangements, or significant obligations under any contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. During the quarter ended on June 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding sales in the second quarter of 2010:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
06/14/10	1,000,000	Common Stock	Services	Reg. D	None
06/14/10	4,000	Common Stock	Cash - $2,000	Reg. D	None
06/24/10	427,000	Common Stock	Services	Reg. D	None
06/24/10	270,000	Common Stock	Cash - $77,000	Reg. D	None

* For per share price, see Statement of Stockholders’ Equity.  No commissions or discounts were paid.

** The company relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable.  In all cases, there was no public solicitation.

During the period from January through April of 2010, the Company received $380,000 in investment funds, for which the shares of common stock have not yet been issued, and are not listed above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

On May 13, 2010, the Company registered its Common Stock, $0.001 Par Value, pursuant to Section 12(g) of the Securities Exchange Act of 1934, by filing Form 8-A.

Effective May 24, 2010, the quotation of the Company’s stock under the symbol “EVCA” was reinstated on OTC Bulletin Board.

On July 27, 2010, the Company filed a Registration Statement under the Securities Act of 1933 for its Common stock, $0.001 Par Value, by filing Form S-1.  The registration will not be effective until declared by the Securities and Exchange Commission.

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

EVCARCO, INC.

Date: August 18, 2010	By:	/s/ Dale Long
Dale Long
President and Principal Executive Officer

Date: August 18, 2010	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)