Form 10-Q
period 2010-09-30
EVCARCO, INC.
filed 2010-12-06
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 22, 2010, there were 72,771,266 shares of Common Stock, $0.001 par value; and 2,500,000 shares of Class A Convertible Preferred Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EVCARCO, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F-2

Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited), and from Inception (October 14, 2008) to September 30, 2010 (Unaudited)	F-3

Statement of Stockholders' Equity/(Deficit) from Inception (October 14, 2008) through September 30, 2010 (Unaudited)	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited), and from Inception (October 14, 2008) to September 30, 2010 (Unaudited)	F-5

Notes to Financial Statements	F-6 to F-9

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	Sep. 30, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS

Current assets

Cash	$37,408	$48,634
Inventory (see Note 4)	240,347	10,546
Other receivables	16,386	4,213
Prepaid expenses (see Note 5)	747,552	136,667

Total current assets	1,041,693	200,060

Property and equipment	38,962	7,654
Accumulated depreciation	(6,197)	(1,933)
Other assets	2,687	3,252

TOTAL ASSETS	$1,077,145	$209,033

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities

Accounts payable	$370,883	$18,739
Accrued expenses	40,713	30,726
Accrued interest (related parties)	6,887	334
Other payables	27,566	6,308
Note payable (see Note 6)	-	88,910
Convertible notes payable (see Note 7)	65,972	-
Loans payable (related parties) (see Note 8)	538,415	271,280

Total current liabilities	1,050,436	416,297

Total liabilities	1,050,436	416,297

Commitments and contingencies

Stockholders' equity/(deficit) (see Note 11)

15,000,000 shares Class A Preferred Convertible
Stock Authorized at $0.001/par value, none issued	-	-
180,000,000 shares Common Stock
Authorized at $0.001/par value
70,871,266 and 61,125,500 shares
issued and outstanding, respectively	70,871	61,126
Additional paid-in capital	3,295,626	891,964
Treasury stock, at cost, 13,625,900 and 0 respectively	(178,000)	-
Deficit accumulated during development stage	(3,161,788)	(1,160,354)

Total stockholders' equity/(deficit)	26,709	(207,264)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,077,145	$209,033

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations

					Inception
					(Oct. 14, 2008)
	For the Three Months Ended		For the Nine Months Ended		Through
	Sep. 30, 2010	Sep. 30, 2009	Sep. 30, 2010	Sep. 30, 2009	Sep. 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$196,092	$379,151	$574,263	$703,601	$1,508,599

Total Revenues	196,092	379,151	574,263	703,601	1,508,599

Cost of goods sold	172,782	392,821	543,489	719,703	1,482,467

Gross Profit/(Loss)	23,310	(13,670)	30,774	(16,102)	26,132

Sales and marketing expenses	11,606	48,358	91,275	67,621	201,810
General and administrative expenses	614,181	297,250	1,849,574	573,093	2,777,678
Inventory adjustment	-	-	27,800	-	110,653
Depreciation and amortization	2,212	603	5,077	1,742	7,887

Total Operating Expenses	627,999	346,211	1,973,726	642,456	3,098,028

Operating Loss	(604,689)	(359,881)	(1,942,952)	(658,558)	(3,071,896)

Other income/(loss)
Loss on asset dispositions, net	(714)	-	(607)	-	(607)
Interest income	-	3	37	195	326
Interest expense (related parties)	(6,281)	(2,051)	(14,100)	(3,242)	(19,961)
Interest expense	(19,681)	(10,847)	(43,812)	(14,995)	(69,650)

Total Other Loss	(26,676)	(12,895)	(58,482)	(18,042)	(89,892)

Loss Before Taxes	(631,365)	(372,776)	(2,001,434)	(676,600)	(3,161,788)

Income tax (expense) benefit	-	-	-	-	-

Net Loss	$(631,365)	$(372,776)	$(2,001,434)	$(676,600)	$(3,161,788)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of
common shares outstanding	73,470,083	54,284,761	66,912,404	53,193,469

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity/(Deficit)
Inception (October 14, 2008) Through September 30, 2010

					Deficit
					accumulated
			Additional		during the
	Common stock		paid-in	Treasury	development
	Shares	Amount	capital	stock	stage	Total

Founders' stock issued @ $0.0003/sh. Oct. 2008	46,500,000	$46,500	$(31,000)	$-	$-	$15,500
Stock issued for services @ $0.0003/sh. Oct. 2008	5,100,000	5,100	(3,400)			1,700
Stock issued for cash @ $0.1667/sh. Oct. 2008	306,000	306	50,694			51,000
Stock issued for cash @ $0.1667/sh. Nov. 2008	612,000	612	101,388			102,000
Stock issued for cash @ $0.1667/sh. Dec. 2008	12,000	12	1,988			2,000

Net loss					(91,060)	(91,060)

Balance December 31, 2008	52,530,000	$52,530	$119,670	$-	$(91,060)	$81,140

Stock issued for cash @ $0.1667/sh. Jan. 2009	123,000	123	20,377			20,500
Stock issued for services @ $0.1667/sh. Feb. 2009	6,000	6	994			1,000
Stock issued for property @ $0.19/sh. Jul. 2009	1,406,000	1,406	265,734			267,140
Stock issued for cash @ $0.50/sh. Jul. 2009	1,500	2	748			750
Stock issued for services @ $0.50/sh. Jul. 2009	600,000	600	299,400			300,000
Founders' stock issued @ $0.0003/sh. Oct. 2009	6,000,000	6,000	(4,000)			2,000
Stock issued for loan @ $0.1667/sh. Oct. 2009	120,000	120	19,880			20,000
Stock issued for services @ $0.50/sh. Oct. 2009	90,000	90	44,910			45,000
Stock issued for cash @ $0.50/sh. Oct. 2009	105,000	105	52,395			52,500
Stock issued for cash @ $0.50/sh. Nov. 2009	14,000	14	6,986			7,000
Stock issued for cash @ $0.50/sh. Dec. 2009	130,000	130	64,870			65,000

Net loss					(1,069,294)	(1,069,294)

Balance December 31, 2009	61,125,500	$61,126	$891,964	$-	$(1,160,354)	$(207,264)

Stock issued for cash @ $0.25/sh. Jan. 2010	40,000	40	9,960			10,000
Stock issued for cash @ $0.50/sh. Feb. 2010	64,000	64	31,936			32,000
Stock issued for cash @ $0.21/sh. Feb. 2010	100,000	100	20,900			21,000
Stock issued for services @ $0.45/sh. Feb. 2010	2,600,000	2,600	1,167,400			1,170,000
Stock issued for services @ $0.25/sh. Mar. 2010	200,000	200	49,800			50,000
Stock issued for cash @ $0.50/sh. Jun. 2010	14,000	14	6,986			7,000
Stock issued for cash @ $0.50/sh. Jun. 2010	60,000	60	29,940			30,000
Stock issued for cash @ $0.21/sh. Jun. 2010	200,000	200	41,800			42,000
Stock issued for services @ $0.06/sh. Jun. 2010	1,000,000	1,000	54,000			55,000
Stock issued for services @ $0.04/sh. Jun. 2010	6,427,000	6,427	250,723			257,150
Stock issued for services @ $0.04/sh. Jul. 2010	5,500,000	5,500	219,500			225,000
Stock issued for note conv. @ $0.012/sh. Aug. 2010	7,166,666	7,166	79,507			86,673
Proceeds received for shares to be issued Jan.-Mar.			300,000			300,000
Proceeds received for shares to be issued Apr. 2010			80,000			80,000
Beneficial conversion features			47,584			47,584
Stock buyback @ $0.013/sh. Aug. 2010	(13,625,900)	(13,626)	13,626	(178,000)		(178,000)

Net loss					(2,001,434)	(2,001,434)

Balance September 30, 2010 (Unaudited)	70,871,266	$70,871	$3,295,626	$(178,000)	$(3,161,788)	$26,709

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Inception
	For the Nine	For the Nine	(Oct. 14, 2008)
	Months Ended	Months Ended	Through
	Sep. 30, 2010	Sep. 30, 2009	Sep. 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows used in operating activities:

Net loss	$(2,001,434)	$(676,600)	$(3,161,788)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,077	1,742	7,887
Consulting expenses (stock)	1,146,265	113,500	1,357,298
Beneficial conversion feature amortization	18,556	-	18,556
Loss on asset dispositions	607	-	607

Change in operating assets and liabilities:
Inventory	(229,801)	(109,915)	(240,347)
Other receivables	(12,173)	-	(16,386)
Other assets	-	-	(4,129)
Accounts payable	352,144	72,253	370,883
Accrued expenses	9,987	16,632	40,713
Accrued interest (related parties)	6,553	158	6,887
Other payables	21,258	(868)	27,566

Net cash used in operating activities	(682,961)	(583,098)	(1,592,253)

Cash flows used in investing activities:

Purchase of property and equipment	(35,414)	(2,069)	(43,068)
Proceeds from sales of property and equipment	2,829	-	2,829

Net cash used in investing activities	(32,585)	(2,069)	(40,239)

Cash flows from financing activities:
Payments of notes payable	(2,237)	(58,588)	(135,827)
Proceeds from notes payable	-	167,500	222,500
Proceeds from convertible notes payable	95,000	-	95,000
Net change in loans payable (related parties)	124,557	198,453	395,837
Issuance of common stock	142,000	288,390	747,390
Proceeds from common stock not yet issued	380,000	-	380,000
Purchase Treasuary Stock	(35,000)	-	(35,000)

Net cash flows provided by financing activities	704,320	595,755	1,669,900

Increase/(decrease) in cash	(11,226)	10,588	37,408

Cash at beginning of period	48,634	22,467	-

Cash at end of period	$37,408	$33,055	$37,408

Cash paid for:

Interest	$22,537	$13,781	$48,375
Interest (related parties)	$7,547	$3,084	$13,074

Non-cash activities:

Stock issued for prepaid services	$610,885	$187,500	$747,552
Stock issued for loans	$86,673	$-	$106,673
Stock buyback for balance of shareholder advances	$143,000	$-	$143,000
Debt discount from beneficial conversion feature	$47,584	$-	$47,584

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

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

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including accounts receivable, other receivables, accounts payable, and other payables approximate fair value due to their short maturities. Carrying value of note payable and convertible notes payable approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

NOTE 4.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Sep. 30, 2010	Dec. 31, 2009

New vehicles	$159,027	$-
Pre-owned vehicles	46,950	3,550
Other items	34,370	6,996

Total inventory	$240,347	$10,546

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

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 5.  PREPAID EXPENSES

Most of the balance of the prepaid expenses represents the unearned portion of stock compensation issued under consulting agreements, terms of which vary, and are up to one year in length.

The table below outlines details of the activity by quarter, including scheduled future amortization:

Quarter ending	Stock compensation issued	Amortization	Other prepaid items	Balance of prepaid expenses
September 30, 2009	$250,000	$(62,500)		$187,500
December 31, 2009	20,000	(70,833)		136,667
March 31, 2010	1,177,500	(178,280)	$5,557	1,141,444
June 30, 2010	281,250	(401,042)	4,613	1,026,265
September 30, 2010	185,000	(453,543)	(10,170)	$747,552

December 31, 2010		(442,499)
March 31, 2011		(275,053)
June 30, 2011		(30,000)
	$1,913,750	$(1,913,750)	$-

NOTE 6.  NOTE PAYABLE

From June of 2009, through August of 2010, the Company received $150,000 of advances from RGTK, an unrelated entity.   The note was unsecured, due upon demand and accrued interest at the end of each month on the then outstanding balance at the rate of 36% per annum.  As of December 31, 2009, the principal balance of the note was $88,910.  Interest paid under the note in 2010 and 2009, respectively, was $19,580 and $16,051.  On August 23, 2010, the note balance of $86,673 was converted into 7,166,666 shares of Company’s common stock.

NOTE 7.  CONVERTIBLE NOTES PAYABLE

On June 7, 2010, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on March 2, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price. The Company recorded $24,251 related to the deemed beneficial conversion feature of this note, of which $8,083 and $10,778 have been amortized to interest expense in the accompanying statements of operations for the three and nine months ended September 30, 2010, respectively.  As of September 30, 2010, the balance of interest accrued under the note was $1,517.

On August 25, 2010, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 34.29% per annum. The note is unsecured and matures on February 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price. The Company recorded $23,333 related to the deemed beneficial conversion feature of this note, of which $7,778 has been amortized to interest expense in the accompanying statement of operations for the three months ended September 30, 2010.  As of September 30, 2010, the balance of interest accrued under the note was $1,203.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 8.  RELATED PARTY TRANSACTIONS

On August 25, 2010, Mr. Dale Long resigned from his position of President/CEO, as well as the Board of Directors of the Company.  Under the terms of Separation and Buy-Back Agreement, the Company purchased 13,625,900 shares of its common stock, held by Mr. Long for $178,000, of which $35,000 was paid in cash and $143,000 was offset against advances made to Mr. Long.  $196,400 of accrued compensation, and $16,000 of related accrued payroll taxes were cancelled as part of the same agreement, and were credited against the  general and administrative expenses for the current quarter.

For the nine months ended September 30, 2010 and 2009, the Company accrued $242,000 and $204,570, respectively, in salaries payable to its three officers and major shareholders (excluding compensation to Mr. Long, described in the paragraph above).  For the period since inception (October 14, 2008) through September 30, 2010, the Company accrued $520,770.

As of September 30, 2010 and December 31, 2009, the balances of shareholder notes were $538,415 and $271,280, respectively.  The balances included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the notes at each respective quarter end was $6,887 and $334.  Interest paid during the corresponding nine month periods was $7,547 and $3,084, respectively.  These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

NOTE 9.  OPERATING SEGMENTS

During the period from inception through September 30, 2010 the Company operated as a single business segment.

NOTE 10.  GOING CONCERN

The Company has sustained operating losses since inception and had an accumulated deficit of approximately $3.2 million as of September 30, 2010. This deficit has been funded primarily through stock issuances, debt and cash generated from operations.

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

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 11.  STOCKHOLDERS’ EQUITY/DEFICIT

Effective April 29, 2009, the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of common stock from 25,000,000 to 60,000,000; and to authorize Class A convertible preferred stock in the amount of 15,000,000 shares at $0.001 par value.

On July 10, 2009, the Company effectuated a 3-for-1 forward stock split of its issued and outstanding common stock.  All amounts of shares reflected on these financial statements are on a post-split basis.

During the first four months of 2010, the Company received $380,000 of cash for shares of common stock to be issued.

On August 25, 2010, the Company re-purchased and cancelled 13,625,900 shares of common stock from Mr. Dale Long, for $178,000, relating to his departure from the Company.  Of that amount, $35,000 was paid in cash and $143,000 was offset against advances made to Mr. Long.

NOTE 12.  SUBSEQUENT EVENTS

On October 11, 2010, the Company issued 2,500,000 shares of Class A convertible preferred stock to Mr. Nikolay Frolov (CFO and Director), for the amount of $100,000, as partial satisfaction of the loan payable to the shareholder.

On October 14, 2010, under the terms of original agreement, the Company issued 1,900,000 shares of common stock for $380,000 received in the early part of 2010.

On November 3, 2010, the Company issued a convertible promissory note in the amount of $53,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on July 25, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price.

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

In July of 2010, management of the Company and the Board of Directors made the decision to close one of our two locations, and to vacate the premises at 6124 Denton Drive in Dallas, Texas. This location, which has been in operation since May of 2010, was unable to generate sufficient revenues to cover the fixed expenses of the facility.

On August 25, 2010, Mr. Dale Long resigned from the Company’s Board of Directors, and his position of President/CEO.  As of the time of this filing, positions of President and CEO remain vacant.

On October 18, 2010, Mr. Joshua D. Spivey was appointed as Chief Investment Officer and elected to the Board of Directors.

Plan of Operation

Over the next twelve months, we will concentrate on the following six areas to grow our operations:

·           Capital and Funding – Seek to obtain capital from all available sources.

·           Advertising and Marketing – Utilize all available marketing venues and public relations opportunities to promote the Company and its products.

·           Sales – Grow sales to 15-20 new cars, and 100-125 pre-owned cars per quarter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

·           Product Development – Continue to work with existing manufacturers and search for new manufacturers.

·           Franchise Development – Begin marketing the EVCARCO franchise concept and licensing of Company’s Trademarks, with the short term objective of securing several territories and establishing five to ten Dealer Development Candidates during 2011. Several candidates in various states have already been identified for dealer development.

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

Operating Results

Since inception through September 30, 2010, we have generated revenues of $1,508,599 and incurred cumulative net losses of $3,161,788.

For the quarterly periods ended September 30, 2010 and 2009, gross revenues were $196,092 and $379,151, gross profit/(loss) was $23,310 and ($13,670), respectively. Higher sales in the third quarter of 2009 include liquidation of a lot of SMART cars acquired in exchange for shares of common stock.  Lower sales in the corresponding quarter of 2010 reflect general slow down of activity in the used car market, but show significant improvement in the operating margins.  Net losses for the same quarterly periods were $631,365 and $372,776, each of them including approximately $100,000 of accrued compensation to the officers and major shareholders of the Company.  Loss for the quarter ended September 30, 2010, includes $212,400 reduction to general and administrative expenses, related to departure of Mr. Long from the company, and cancellation of compensation accrued to him, along with corresponding accrued payroll taxes.

For the nine month periods ended September 30, 2010 and 2009, gross revenues were $574,263 and $703,601, gross profit/(loss) was $30,774 and ($16,102), respectively. Net losses for the same periods were $2,001,434 and $676,600, each of them including approximately $134,000 (after cancellation of Mr. Long’s compensation) and $298,000, respectively, of accrued compensation to the officers and major shareholders of the Company.  The losses included $1,146,265 and $113,500 of stock based compensation for consulting services.

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

In an effort to raise additional capital and/or borrow funds the Company filed a Registration Statement under the Securities Act of 1933, for 61,225,000 shares common stock, $0.001 Par Value, by filing Form S-1.  The registration will not be effective until declared by the Securities and Exchange Commission. The Company is currently working to answer comments from the staff in order to have in declared effective, to help facilitate operational funding, growth capital, and inventory lines of credit.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Items and Conditions

As of September 30, 2010, the Company had $1,050,436 of current liabilities outstanding.  That amount included $538,415 owed to the three officers and major shareholders of the company (mostly accrued compensation), and $65,972 of convertible debt.

The Company has no off balance sheet arrangements, or significant obligations under any contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Operating Officer (COO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. During the quarter ended on September 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding sales after the second quarter of 2010:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
07/16/10	1,000,000	Common Stock	Services	Reg. D	None
07/16/10	500,000	Common Stock	Services	Reg. D	None
07/28/10	4,000,000	Common Stock	Services	Reg. D	None
08/25/10	7,166,666	Common Stock	Debt Conversion - $86,673	Reg. D	None
10/11/10	2,500,000	Class A Convertible Preferred Stock	Debt Conversion - $100,000	Reg. D	None
10/14/10	1,900,000	Common Stock	Cash - $380,000	Reg. D	None

* For per share price, see Statement of Stockholders’ Equity.  No commissions or discounts were paid.

** The company relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable.  In all cases, there was no public solicitation.

During the period from January through April of 2010, the Company received $380,000 in investment funds, for which the shares of common stock were issued on October 14, 2010, at $0.20 per share, based on the original agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

On July 27, 2010, the Company filed a Registration Statement under the Securities Act of 1933 for its Common stock, $0.001 Par Value, by filing Form S-1.  The registration will not be effective until declared by the Securities and Exchange Commission.

On August 25, 2010, the Company re-purchased and cancelled 13,625,900 shares of common stock from Mr. Dale Long, for $178,000, relating to his departure from the Company.

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

EVCARCO, INC.

Date: December 6 , 2010	By:	/s/ Nikolay Frolov
Nikolay Frolov
Principal Executive Officer Pro Tem

Date: December 6 , 2010	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)