Form 10-K/A
period 2009-12-31
EVCARCO, INC.
filed 2011-04-07
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

Form 10-K/A 2

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

EXPLANATORY PARAGRAPH

The Annual Report (Form 10-K) of EVCARCO, Inc. for 2009, is being amended in order to add explanation relating to restatement of financial statements for the period from Inception (October 14, 2008) through December 31, 2008, to the notes to financial statements - Note 11.   The report is also being further amended to include added disclosures, primarily in MD&A of our operating results, liquidity and capital resources, along with the reclassification in the audited financial statements of an inventory adjustment from operating expenses to within costs of goods sold.

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

ITEM 1.  BUSINESS - continued

Products and Services - continued

·           The Tazzari Group - manufactures ZERO, currently a LSV, an Italian electric urban sports vehicle, powered by the latest generation lithium batteries. Depending on the driving mode, ZERO has a range of up to 80 miles and starts at $31,000.  Tazzari’s mission is to provide the very best technology and quality at a really competitive price for a vehicle that is totally innovative and without peers in the field of ecological mobility - a trailblazer in the new age of lithium powered electric drive.  Currently, EVCARCO is the exclusive dealer of ZERO in the US.

·           EnVision Motor Company, Inc. - the exclusive distributor for Electric Motor Cars family of all electric vehicles, which include a 7 passenger station wagon, a cargo van, and a pick-up truck.  Production is scheduled to begin in the next few months, with the estimated price between $35,000 and $40,000.   EVCARCO is a non-exclusive authorized dealer of EMC products, and is in current negotiations regarding exclusive distribution rights for several states.

·           Venta, Inc. - operates with the goal of discovering and distributing environmentally friendly automotive products. It currently has distribution contracts for Tazzari and Foton vehicles, with many others in the works.  Venta and EVCARCO work closely on brining new electric vehicles to US market.

·           Green Vehicles - manufactures fully electric vehicles for many lifestyles. Models include the Triac™, a freeway commuter; the Moose™, a van that retails for $16,995; and the Buckshot™, a heavy-duty work truck with a best-in-class 1/2 ton payload capacity, retailing for $23,995.  We are currently in negotiations to finalize the agreement with this manufacturer.

·           RONN Motor Company, Inc. - developed Scorpion HX™, hydrogen fuel injected hybrid vehicle. Estimated price for this exotic sports car is $250,000.  Full production is scheduled to begin at the end of April, 2010.  Their other products, H2GO™ real time hydrogen generation system and RonnZoil™ line of biodegradable lubricants will be available for sale in the near future.  EVCARCO has signed a memorandum of understanding with RMC, and is working to finalize the agreement for retail sales of their products.

·           Coulomb Technologies Charging Stations - Coulomb Technologies provides networked charging stations for the electric vehicles.  Coulomb offers 24/7 service and support for all of its stations as well as a Network Operating System that provides a smart charging infrastructure.  EVCARCO is an authorized dealer of Coulomb products.

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

There are five key phases to the strategy in which EVCARCO intends to penetrate the marketplace:

·           Launch EVCARCO franchises, with new electric vehicles and pre-owned operations.

·           Establish EVCARCO through branding the Company as eco-friendly by use of:
-           Billboards and other outside advertising
-           Internet sales and advertising
-           Industry specific magazines and articles
-           Involve local media by using the Go Green campaign
-           Join and sponsor environmental clubs and groups, plus participate in their community activities
-           Get involved in political issues which support the environment

ITEM 1.  BUSINESS - continued

Strategic Marketing Plan - continued

·           Set up outside dealership displays and events to create awareness of the product capabilities:
-           Ride and Drive events
-           Kiosk in malls with information
-           Exposure through daily use of vehicles

·           Develop Green projects and sustainable transportation programs with various governmental entities, non-profit and educational organizations.

·           Aggressively market its brand through social media, online strategic partnerships, and search engine optimization.

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

Compressed Natural Gas (“CNG”)

Currently, the only production CNG vehicle available is the Honda Civic GX; however, several companies sell aftermarket conversion kits for cars and trucks. The U.S. Environmental Protection Agency has stated that CNG is the cleanest internal-combustion technology available. Attributes include:

·           Reduction of carbon monoxide emissions of 90 to 97 percent
·           Reduction of carbon dioxide emissions of 25 percent
·           Reduction of nitrogen oxide emissions of 35 to 60 percent
·           Potential reduction of non-methane hydrocarbon emissions of 50 to 75 percent
·           Emission of fewer toxic and carcinogenic pollutants
·           Emission of little or no particulate matter
·           Elimination of evaporative emissions

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

Competitive Advantage

EVCARCO believes that its competitive advantages include:

·           The Company is the first automotive retail group dedicated to opening car dealerships that only sell eco-friendly vehicles
·           Management team has more than 45 years of combined experience in sales, service, ownership, and management of multiple automobile dealerships
·           Uses the most advanced clean technologies available
·           Best selection on both new and pre-owned electric vehicles and other environmentally friendly vehicles
·           We intend to have diverse sources of operating revenue
·           Creative marketing tactics that will reach a large segment of customers

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

Dependence on One or A Few Major Customers

We do not anticipate dependence on one or a few major customers into the foreseeable future.

Patents, Trademarks, Licenses, Franchise Restrictions and Contractual Obligations & Concessions

We own, and have registered, the following marks on the Principal Register of the United States Patent and Trademark Office.

MARK	REGISTRATION DATE	REGISTRATION NUMBER
EVCARCO (standard characters)	June 29, 2010	3812043
EV.CAR.CO (standard characters)	June 22, 2010	3808446
EV.CAR.CO (stylized design)	June 22, 2010	3808448
FUTURE DRIVEN (standard characters)	June 22, 2010	3808447

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

We were incorporated on October 14, 2008. Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Our primary business activities will be to earn revenues through new car sales, pre-owned car sales, parts, service, both work performed under the manufacturer’s warranty and customer pay repairs, finance & insurance sales, accessory sales, and aftermarket products. Although we believe that our business plan has significant profit potential, we may not be able to attain profitable operations and our management may not succeed in realizing our business objectives.

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

		Inception	Inception
		(October 14, 2008)	(October 14, 2008)
	Year Ended	Through	Through
Statement of Operations	December 31, 2009	December 31, 2008	December 31, 2009

Total Revenues	$887,755	$46,581	$934,336

Gross Profit	$(90,299)	$2,804	$(87,495)

Operating Loss	$(1,039,419)	$(89,525)	$(1,128,944)

Net Loss	$(1,069,294)	$(91,060)	$(1,160,354)

Net loss per commons share:
Basic and diluted	$(0.02)	$(0.00)

Weighted average number of Common shares
outstanding	54,717,104	52,246,329

	December 31,	December 31,
Balance Sheet Data	2009	2008

Total Assets	$209,033	$132,397
Total Liabilities	416,297	51,257
Total Liabilities and Stockholders' Equity	209,033	132,397

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

Operating Results

Since inception through December 31, 2009, we have generated revenues of $934,336 and incurred cumulative net losses of $1,160,354. Limited financial resources have affected our ability to acquire inventory, and our financial statements reflect very sporadic purchasing and sales activity, which may continue until we are able to raise the sufficient capital.

Results for the period from inception through December 31, 2008 represent only about one month of operating activities and do not lend themselves to a meaningful comparison with the results for 2009.

Revenues for 2009 were $887,775.  Sales of new electric cars represented approximately 22% of that amount.  Approximately 35% of the revenues were sales of pre-owned vehicles to other dealers, and the remaining, sales to retail customers, along with miscellaneous income and fees.  We have no special arrangements pertaining to acquisition or sales of pre-owned cars.  Although we intend to offer those in the future, so far, we have not derived any revenues from parts, repairs, financing or insurance contracts.

In July of 2009, we acquired thirty five pre-owned SMART cars in exchange for 1,406,000 shares of common stock valued at $267,140, and $47,000 of cash, for the total acquisition price of $314,140. Most of those cars were sold within two months of acquisition, and since at the time, there was no public market for our stock, we determined that proceeds realized from the sales were more reliable indication of value, than the value placed on private placement transactions at that time. Average selling price of the cars, applied to the entire lot, less cash paid, yielded the value of $0.19 per share, reflected in the financial statements. As of December 31, 2009, we did not receive five of the cars included in contract, and one was broken down, and all attempts to recover the cars or the value we unsuccessful. Our inventory also contained an electric vehicle which could not be repaired or sold, due to its manufacturer being out of business. Those determinations resulted in inventory write-down of $82,853, reflected in operating results for 2009.

During the year we have issued $346,000 worth of stock based compensation to independent contractors for business and strategic consulting, marketing, advertising and architectural services. Shares of common stock were valued similarly to the private equity sales at the time of the contracts, based on negotiations with each consultant. $209,333 of the compensation is reflected in operating expenses for the fiscal year, and $136,667, relating to services to be provided in the next year, is reflected in the balance of prepaid expenses as of December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009, the Company had no significant cash reserves or other liquid assets.  We anticipate that trading of our common stock on the OTCBB will increase our ability to raise capital and borrow funds.

As of December 31, 2009, working capital deficiency amounted to $216,237.  We were able to cover the deficiency with the funds raised from private equity sales during the first quarter of 2010.

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

Currently, we have no commitments or potential agreements for additional funding with either our shareholders, officers and directors, or any third parties.  We’ve made no arrangements with any financial institutions to finance the sales of our vehicles to our customers.

Other Items and Conditions

As of December 31, 2009, the Company had $416,297 in debt and accrued expenses outstanding. The Company has no off balance sheet arrangements, or significant obligations under any contracts.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur.   We do not believe that, so far, our business has required us to apply judgment in accounting for uncertain and/or subjective matters, and has been anything other than straight forward application of accounting regulations, and that in our determination, none of our significant accounting policies, as described in the Notes to audited financial statements, have risen to the level that can be described as Critical at this time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet - December 31, 2009 and 2008 (Restated) (Audited)	F-2

Statement of Operations - For the Year Ended December 31, 2009 and for the Period from Inception (October 14, 2008) Through December 31, 2008 (Restated) and 2009 (Audited)	F-3

Statement of Stockholders' Equity - For the Period from Inception (October 14, 2008) to December 31, 2009 (Audited)	F-4

Statement of Cash Flow - For the Year Ended December 31, 2009 and for the Period from Inception (October 14, 2008) Through December 31, 2008 (Restated) and 2009 (Audited)	F-5

Notes to Financial Statements - December 31, 2009 (Audited)	F-6 to F-14

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 29, 2010

Except for Note 11, which is dated June 16, 2010, and Note 13, which is dated April 4, 2011.

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

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations

		Inception	Inception
		(October 14, 2008)	(October 14, 2008)
		Through	Through
	2009	December 31, 2008	December 31, 2009
		(Restated)

Revenues	$887,755	$46,581	$934,336

Total Revenues	887,755	46,581	934,336

Cost of goods sold	895,201	43,777	938,978
Inventory adjustment	82,853	0	82,853

Gross Profit	(90,299)	2,804	(87,495)

Sales and marketing expenses	97,143	13,392	110,535
General and administrative expenses	849,613	78,491	928,104
Depreciation and amortization	2,364	446	2,810

Total Operating Expenses	949,120	92,329	1, 041,449

Operating Profit	(1,039,419)	(89,525)	(1,128,944)

Other income/(loss)
Interest income	195	94	289
Interest expense (related parties)	(5,114)	(747)	(5,861)
Interest expense	(24,956)	(882)	(25,838)

Total Other Income/(Loss)	(29,875)	(1,535)	(31,410)

Income (loss) before taxes	(1,069,294)	(91,060)	(1,160,354)

Income tax (expense) benefit	0	0	0

Net income (loss)	$(1,069,294)	$(91,060)	$(1,160,354)

Basic (loss) / earnings per share	(0.02)	(0.00)

Weighted average number of
common shares outstanding	54,717,104	52,246,329

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

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows

		Inception	Inception
		(October 14, 2008)	(October 14, 2008)
		Through	Through
	2009	December 31, 2008	December 31, 2009
		(Restated)
Operating activities:

Net income (loss)	$(1,069,294)	$(91,060)	$(1,160,354)
Adjustments to reconcile net loss to net cash flows
provided by operating activities:
Depreciation and amortization	2,364	446	2,810
Consulting expenses (stock)	209,333	1,700	211,033
Inventory received in consideration for stock issuance	267,140	-	267,140

Change in operating assets and liabilities:
Inventory	91,683	(102,229)	(10,546)
Other receivables	(4,213)	-	(4,213)
Other assets	-	(4,129)	(4,129)
Accounts payable	18,739	-	18,739
Accrued expenses	26,357	4,369	30,726
Accrued interest (related parties)	88	246	334
Other payables	4,367	1,941	6,308

Net cash flows provided by (used in) operating activities	(453,436)	(188,716)	(642,152)

Investing activities:

Purchase of facilities and equipment	(3,636)	(4,018)	(7,654)

Net cash flows provided by (used in) investing activities	(3,636)	(4,018)	(7,654)

Financing activities:
Proceeds from loans payable	108 ,910	-	108 ,910
Proceeds from loans payable (related parties)	226,579	44,701	271,280
Issuance of common stock	147,750	170,500	318,250

Net cash flows provided by (used in) financing activities	483,239	215,201	698,440

Increase (decrease) in cash and cash equivalents	26,167	22,467	48,634

Cash at beginning of period	22,467	0	0

Cash at end of period	$48,634	$22,467	$48,634

Cash paid for:

Interest	$24,956	$882	$25,838
Interest (related parties)	5,026	501	5,527

Non-cash activities:

Stock issued for property	$267,140	$-	$267,140
Stock issued for services	346,000	1,700	347,700
Stock issued for loans	20,000	-	20,000

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

Estimated useful lifes:
Leasehold improvements - 2-5 years
Furniture, fixtures and equipment - 5 years

f.  Revenue Recognition

The Company’s revenue consists of vehicle sales and is recognized only when all of the following criteria have been met:

(i)           Persuasive evidence for an agreement exists;
(ii)           Delivery has occurred;
(iii)           The fee is fixed or determinable; and
(iv)           Collectability is reasonably assured.

We have recognized vehicle sales immediately, and have not deferred any revenue. We have not yet derived any revenues from parts, repairs, financing or insurance contracts.

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

NOTE 4.  PREPAID EXPENSES

As of December 31, 2009, balance of prepaid expenses was $136,667. The amount represented the unearned portion of stock compensation issued under consulting agreements, determined as follows:

Nature of services	Term of the contract	Number of shares issued	Fair value assigned	Expensed in 2009	Unearned portion

Marketing, investor relationships, business and strategy consulting	7/1/09 - 6/30/10	500,000	$250,000	$125,000	$125,000
Graphic design, video recording, web services	10/15/09 - 4/15/10	40,000	$20,000	$8,333	$11,667

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

NOTE 10.  STOCKHOLDERS’ EQUITY - continued

On July 14, 2009, the Company issued 1,406,000 shares of common stock for property, in the form of pre-owned vehicles.  We acquired thirty five pre-owned SMART cars in exchange for 1,406,000 shares of common stock and $47,000 of cash. Most of those cars were sold within two months of acquisition, and since at the time, there was no public market for our stock, we determined that proceeds realized from the sales were more reliable indication of value, than the value placed on private placement transactions at that time. Based on average selling price of the cars, we determined the value of the lot to be $314,140, and consequently, the value of the stock - $267,140, or approximately $0.19 per share.

On October 27, 2009, the Company issued 6,000,000 shares of common stock to founders for a cash consideration of $2,000.  This issue represents correction of an accounting error. It was our intention to record these shares as a stock subscription at the time the original founders’ shares were issued. The correction was not material enough to the financial statements to require restatement.

On October 27, 2009, the Company issued 120,000 shares of common stock to settle a note payable in the amount of $20,000.  We were able to negotiate a settlement of $20,000 advance, received in April of 2009 from unrelated party, in exchange for stock.  Negotiated price per share was equivalent to the prices received in private placement transaction around the time of the advance (considering the stock split which occurred in July of 2009).

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

NOTE 13.  VARIOUS RECLASSIFICATIONS AND EXPLANATIONS

a.  Statements of Operations.  We initially interpreted ASC 330-10-50-2 (Losses from Application of Lower of Cost or Market) as requiring us to present our 2009 “Inventory Adjustment” line outside of Cost of Goods Sold (emphasis added by the Company):

“When substantial and unusual losses result from the application of the rule of lower of cost or market it will frequently be desirable to disclose the amount of the loss in the income statement as a charge separately identified from the consumed inventory costs described as cost of goods sold.”

Our subsequent research found multiple interpretations of this guidance. In accordance with a different interpretation, we are now presenting this line item in the Cost of Goods Sold section of our Statement of Operations. This reclassification has no impact on our earnings per share, and we do not believe it would change any conclusion a reasonable person would make from our financial statements.

b.  Statements of Cash Flows.  We have reclassified $267,140, the value of stock issued in exchange for Inventory, from the financing activities section, to the operating section. This is not a material change.

c. Note 4.  We have added detailed information regarding the balance of Prepaid Expenses and related consulting agreements.

d.  Note 10.  We have added explanations regarding our judgment in valuing the following transaction, listed in Note 10. In our opinion, they add clarity to the disclosures, even though are not required by GAAP.

1,406,000 shares issued on July 14, 2009

6,000,000 shares issued on October 27, 2009

120,000 shares issued on October 27, 2009

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

(3) Exhibits

Each exhibit identified below is filed with this annual report. Exhibits designated with an “*” are filed herewith.

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Certificate of Designation (2)
3.5	Amended and Restated Bylaws of the Registrant (4)
5.1	Legal Opinion and Consent of The O’Neal Law Firm, P.C.
10.1	Memorandum of Understanding (Electric City Motor North America) (3)
10.2	Memorandum of Understanding (Ronn Motor Company) (3)
10.3	Evidence of Franchise (3)
10.4	Retailer Agreement (3)
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Forth Worth, State of Texas, on  April 6, 2011 .

EVCARCO, INC.

/s/ MACK SANDERS
Mack Sanders
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 6, 2011.

Signatures	Title

/s/ MACK SANDERS	Chief Executive Officer and Director
( Mack Sanders)	(Principal Executive Officer)

/s/ NIKOLAY FROLOV	Chief Financial Officer, Treasurer and Director
(Nikolay Frolov)	(Principal Financial and Accounting Officer)

/s/ SCOTT O’NEAL	Chief Operating Officer, Secretary,
(Scott O’Neal)	Vice President and Director

/s/ EDOUARD PROUS	Chief Technology Officer, Vice President
(Edouard Prous)	and Director

/s/ JOSHUA SPIVEY	Chief Investment Officer and Director
(Joshua Spivey)

SUPPLEMENTAL INFORMATION:

NO ANNUAL REPORT OR PROXY MATERIAL WAS SENT TO SECURITY HOLDERS DURING THE LAST FISCAL YEAR, AND NO SUCH REPORT OR MATERIAL IS EXPECTED TO BE SENT IN THE CURRENT FISCAL YEAR.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Certificate of Designation (2)
3.5	Amended and Restated Bylaws of the Registrant (4)
5.1	Legal Opinion and Consent of The O’Neal Law Firm, P.C.
10.1	Memorandum of Understanding (Electric City Motor North America) (3)
10.2	Memorandum of Understanding (Ronn Motor Company) (3)
10.3	Evidence of Franchise (3)
10.4	Retailer Agreement (3)
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
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