Form 10-K
period 2010-12-31
EVCARCO, INC.
filed 2011-04-15
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $884,211.

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding on March 31, 2011 was 109,681,901.
The number of shares of the registrant’s Class A Convertible Preferred Stock, par value $0.001, outstanding on March 31, 2011 was 2,500,000.
The number of shares of the registrant’s Class B Convertible Preferred Stock, par value $0.001, outstanding on March 31, 2011 was 1,500,000.

PART I

ITEM 1.  BUSINESS

In this Annual Report on Form 10-K, “we”, “us”, “our”, “EVCARCO”, “Company” or similar terms are references to EVCARCO, Inc., unless the context clearly indicates otherwise. We were incorporated in the state of Nevada on October 14, 2008. Our offices are currently located at 7703 Sand Street, Fort Worth, Texas 76118. Our telephone number is (817) 595-0710.

Overview

EVCARCO, Inc. is a new car Franchised Dealership company that was incorporated on October 14, 2008 in the State of Nevada. We are engaged in selling environmentally conscious automobiles, offering both new electric and pre-owned vehicles, and plan to offer related financing, warranties, maintenance, and mechanical services. The Company was established to manage several automotive dealerships in multiple cities throughout the U.S. The first location in Fort Worth, TX has been in operation since December of 2008. Currently available products are from Wheego Electric Cars, Inc., manufactured in the US, and The Tazzari Group, produced in Italy.

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

The following is a limited list of manufactures, whose products we sell, or intend to sell in the near future:

·           Wheego Electric Cars, Inc. - manufactures Wheego Whip, fully electric car, currently certified as Low Speed Vehicle (LSV), capable of traveling 40 miles on a single charge, with a base model delivered retail price of $19,995.  Wheego wants to make the best electric cars in the world and educate everyone as to the practical benefits of owning and driving one.  EVCARCO is offering Wheegos under authorized dealership contract for Tarrant Country, Texas and has options on other territories in several states. At the current time, there is ongoing informal dispute with this manufacturer relating to our obligation to purchase certain number of units, territorial rights, and obligations of the manufacturer. Our future business relationship with Wheego is uncertain.

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

ITEM 1.  BUSINESS - continued

·           RONN Motor Company, Inc. - developed Scorpion HX™, hydrogen fuel injected hybrid vehicle. Estimated price for this exotic sports car is $250,000.  Full production is scheduled to begin soon.  Their other products, H2GO™ real time hydrogen generation system and RonnZoil™ line of biodegradable lubricants will be available for sale in the near future.  EVCARCO has signed a memorandum of understanding with RMC, and is working to finalize the agreement for retail sales of their products.

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

There are five key phases to the strategy in which EVCARCO intends to penetrate the marketplace:

·	Launch EVCARCO franchises, with new electric vehicles and pre-owned operations.

·	Aggressively market its brand through social media, online strategic partnerships, and search engine optimization.

·	Establish EVCARCO through branding the Company as eco-friendly by use of:
-	Billboards and other outside advertising
-	Internet sales and advertising
-	Industry specific magazines and articles
-	Involvement of local media by using the Go Green campaign
-	Join and sponsor environmental clubs and groups, participate in their community activities
-	Get involved in political issues which support the environment

·	Set up outside dealership displays and events to create awareness of the product capabilities:
-	Ride and Drive events
-	Kiosk in malls with information
-	Exposure through daily use of vehicles

·	Develop Green projects and sustainable transportation programs with various governmental entities, non-profit and educational organizations.
·	Aggressively market its brand through social media, online strategic partnerships, and search engine optimization.

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

ITEM 1.  BUSINESS - continued

Two full-size, highway rated models are currently available in the US - Nissan Leaf and Tesla Roadster.  Most existing car manufacturers have electric cars in their production plans.  Some of the models have already been announced for upcoming years: BMW Megacity, BYD E6, Coda (Electric Sedan), Ford Focus EV and Transit Connect Electric, Mercedes BlueZero, Mini E, Mitsubishi iMiEV, Pininfarina Blue Car, Renault Fluence, Smart ED, Subaru R1E, Toyota FT-EV, Tesla Model S.

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

ITEM 1.  BUSINESS - continued

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

From inception through December 31, 2010, the Company has generated revenues of $1,739,108 and incurred cumulative net losses of $4,030,180. Without obtaining adequate capital, it is unlikely we can maintain operations long enough to become profitable. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. To date, we have completed only initial stages of our business plan and we can provide no assurance that we will be able to generate enough revenue from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our Company.

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

ITEM 1A.  RISK FACTORS - continued

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

Our ability to successfully develop our technology and to eventually produce and sell our product to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. We will require additional financing, through issuance of debt and/or equity, in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

We may not be able to compete effectively against our competitors.

We are engaged in a rapidly evolving industry, and face direct competition from competitors that may have greater resources, research and development staff, sales and marketing staff and facilities than we do. In addition, other recently developed technologies are, or may in the future be, the basis of competitive products. There can be no assurance that our competitors will not develop technologies and products that are more effective than those being developed by us or that would render our technology and product obsolete or noncompetitive.

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

Risks Relating to Our Common Stock

Because we are subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

ITEM 1A.  RISK FACTORS - continued

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

The price of our common stock may be volatile, which substantially increases the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Our common stock is currently quoted on the OTC Bulletin Board under the trading symbol “EVCA.OB.” The market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;

•	our announcements of significant contracts and achievement of milestones;

•	our relationships with other companies or capital commitments;

•	additions or departures of key personnel;

•	sales of common stock or termination of stock transfer restrictions;

•	changes in financial estimates by securities analysts, if any; and

•	fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, the company’s business and management.

As of March 31, 2011, our insiders beneficially own approximately 34% of our stock, and have approximately 95% of the voting power. As a result, our executive officers, directors and affiliated persons will have significant influence to:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to effect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

ITEM 1A.  RISK FACTORS - continued

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

We are authorized to issue up to 180,000,000 shares of common stock, of which 109,681,901 shares are issued and outstanding as of March 31, 2011. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

If we continue to fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires us to evaluate and report on our internal control over financial reporting for all our current operations. The process of implementing our internal controls and complying with Section 404 will be expensive and time - consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness or a significant deficiency in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form resale registration, action by the Securities and Exchange Commission, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price and harm our business.

Because we do not intend to pay any dividends on our common stock, holders of our common stock must rely on stock appreciation for any return on their investment.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

ITEM 1A.  RISK FACTORS - continued

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. We have a substantial effort ahead of us to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs.

Our financial results could vary significantly from quarter to quarter and are difficult to predict.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual products and services represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are renewed.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new products and services released by us and our competitors;

•	the amount we reserve against returns and allowances;

•	the timing of release of new products and services by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new products and services, and products and services released in prior periods;

•	the timing of charges related to impairments of goodwill, intangible assets, royalties and minimum guarantees;

•	changes in pricing policies by us or our competitors;

•	fluctuations in the size and rate of growth of overall consumer demand for our products and services;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. Our failure to meet market expectations would likely result in decreases in the trading price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive offices are currently at 7703 Sand St., Fort Worth, TX 76118. The current lease for this location is for 26 months, expiring December 31, 2012, at a monthly rate of $2,300. This location serves as our primary office for day to day operation as well as storing, servicing and selling our new and pre-owned inventory. We do not have any investments or interests in any real estate. Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the OTC Bulletin Board (”OTCBB”) under the symbol “EVCA” on December 15, 2009.  The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Period	High	Low

December 15, 2009 - December 31, 2009	$0.510	$0.080
January 1, 2010 - March 31, 2010	$0.515	$0.090
April 1, 2010 - June 30, 2010	$0.390	$0.030
July 1, 2010 - September 30, 2010	$0.050	$0.012
October 1, 2010 - December 31, 2010	$0.044	$0.002

Prices may represent inter-dealer prices without retail markup, markdowns, or commissions, and may not represent actual transactions.

On March 26, 2010, the stock was delisted from the OTCBB for failure to comply with Rule 15c2-11.  There was no wrong doing on the part of the Company.  Our stock was delisted because our market makers chose to quote our shares on Pink Sheets, rather than on OCTBB.  The shares were still trading on Pink Sheets.  On May 21, 2010, the stock was reinstated on OTCBB.

Between November 23, 2010 and December 8, 2010, the stock was traded on the OTC Bulletin Board (”OTCBB”) under the symbol “EVCAE”, due to the delay in filing of the Quarterly Report (Form 10-Q) for the quarter ended September 30, 2010.

Holders

As of March 31, 2011, there were approximately 1,500 stockholders of record of our stock. Some holders of our common stock are “street name” or beneficial holders, whose shares are held by brokers and other financial institutions.

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

Unregistered Sales of Equity Securities.

Information regarding sales after the third quarter of 2010:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
10/11/10	2,500,000	Class A Convertible Preferred Stock	Debt conversion - $100,000	Reg. D	1 share of Class A Convertible Preferred Stock is convertible into 4 shares of Common Stock
10/14/10	1,900,000	Common Stock	Cash - $380,000	Reg. D	None
12/14/10	2,272,727	Common Stock	Debt conversion - $10,000	Reg. D	None
12/23/10	3,225,806	Common Stock	Debt conversion - $10,000	Reg. D	None
12/31/10	500,000	Common Stock	Services	Reg. D	None

 - continued

Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
01/03/11	3,500,000	Common Stock	Debt conversion - $7,000	Reg. D	None
01/18/11	3,809,524	Common Stock	Debt conversion - $8,000	Reg. D	None
01/28/11	3,888,889	Common Stock	Debt conversion - $7,000	Reg. D	None
02/01/11	500,000	Common Stock	Services	Reg. D	None
02/04/11	1,944,444	Common Stock	Debt conversion - $3,500	Reg. D	None
02/09/11	4,000,000	Common Stock	Debt conversion - $8,000	Reg. D	None
02/11/11	1,500,000	Class B Convertible Preferred Stock	In exchange for 15,000,000 shares of Common Stock	Reg. D	1 share of Class B Convertible Preferred Stock is convertible into 10 shares of Common Stock
02/15/11	1,679,245	Common Stock	Debt conversion - $6,500	Reg. D	None
02/01/11	500,000	Common Stock	Services	Reg. D	None
02/10/11	4,800,000	Common Stock	Debt conversion - $50,000	Reg. D	None
02/18/11	500,000	Common Stock	Services	Reg. D	None
02/27/11	18,000,000	Common Stock	Debt conversion - $32,400	Reg. D	None
03/29/11	3,290,000	Common Stock	Debt conversion - $50,000	Reg. D	None

* For per share price, see Statement of Stockholders’ Equity.  No commissions or discounts were paid.

** The company relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable.  In all cases, there was no public solicitation.

ITEM 6.  SELECTED FINANCIAL DATA

We have derived the following selected financial information as of December 31, 2010 and 2009, and for the period from October 14, 2008 through December 31, 2010, from our audited financial statements included in Item 8 of this annual report. The selected financial information below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and our audited financial statements and related notes included in Item 8 of this annual report.

			Inception
			(October 14, 2008)
	Year Ended	Year Ended	Through
Statement of Operations	December 31, 2010	December 31, 2009	December 31, 2010

Revenues	$804,772	$887,755	$1,739,108

Gross Loss	$(63,798)	$(90,299)	$(151,293)

Operating Loss	$(2,772,496)	$(1,039,419)	$(3,901,440)

Net Loss	$(2,869,826)	$(1,069,294)	$(4,030,180)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.02)

Weighted average number of common shares outstanding	68,493,655	54,717,104

	December 31,	December 31,
Balance Sheet Data	2010	2009

Total Assets	$616,720	$209,033
Total Liabilities	1,306,056	416,297
Total Stockholders' Deficit	(689,336)	(207,264)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like “may”, “will”, “could”, “should”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue”, and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Relating to Our Business" in Item 1A of this annual report.  These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

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

On August 25, 2010, Mr. Dale Long resigned from the Company’s Board of Directors, and his position of President/CEO.  As of the time of this filing, position of President remains vacant.

On October 18, 2010, Mr. Joshua D. Spivey was appointed as Chief Investment Officer and elected to the Board of Directors.

On December 16, 2010, Mr. Mack Sanders was appointed as Chief Executive Officer and elected to the Board of Directors.

Plan of Operation

Over the next twelve months, we will concentrate on the following six areas to grow our operations:

·	Capital and Funding – Seek to obtain capital from all available sources.

·
Advertising and Marketing – Work to develop brand identity, marketing materials, and our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its products.

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

Operating Results

Since inception through December 31, 2010, we have generated revenues of $1,739,108 and incurred cumulative net losses of $4,030,180. Limited financial resources have affected our ability to acquire inventory, and our financial statements reflect very sporadic purchasing and sales activity, which may continue until we are able to raise the sufficient capital.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Revenues for 2010 were $804,772, as compared to $887,775 for 2009.  In 2009, sales of new electric cars were $198,085, which represented approximately 22% of revenues for that year.  These sales occurred mostly in the fourth quarter, assisted by federal and state tax credits and significant manufacturers’ rebates.  We did not sell any new electric automobiles in 2010, which reflected declining interest in Low Speed Vehicles (LSV), due in large part, to announcements by manufacturers of new, highway rated models, expected in late spring of 2010. None of those models were actually released before the end of the year. All of the revenues for 2010 and 78% for 2009 came from sales of pre-owned vehicles to both, retail customers and other dealers, along with miscellaneous income and fees.  Number of used units sold in 2010 was 88, in 2009 - 52. We have no special arrangements pertaining to acquisition or sales of pre-owned cars.  Although we intend to offer those in the future, so far, we have not derived any revenues from parts, repairs, financing or insurance contracts.

Gross profit for both, 2010 and 2009 was negative - $63,798 and $90,299, respectively. In both years, it included significant inventory impairments.  In 2010, the entire impairment, in the amount of $102,555, related write-down of inventory to market, reflecting deterioration of market for LSV, with some manufacturers stopping production (ZENN) and some going out of business (ECM). The impairment adjustment for 2009 was $82,853. $37,976 was write-down of inventory to market, and $44,877 related to cars not received under the following contract: In July of 2009, we acquired thirty five pre-owned SMART cars in exchange for 1,406,000 shares of common stock valued at $267,140, and $47,000 of cash, for the total acquisition price of $314,140. Most of those cars were sold within two months of acquisition, and since at the time, there was no public market for our stock, we determined that proceeds realized from the sales were more reliable indication of value, than the value placed on private placement transactions at that time. Average selling price of the cars, applied to the entire lot, less cash paid, yielded the value of $0.19 per share, reflected in the financial statements. As of December 31, 2009, we did not receive five of the cars included in contract, and one was broken down, and all attempts to recover the cars or the value were unsuccessful.

Operating loss for 2010 was $2,772,496 as compared to $1,039,419 for 2009.  In 2010 we dedicated a significant amount of effort and resources to development of business, market for our products, search for new products, and being newly publicly traded company on development of market awareness for our stock and investor relationships. These activities were conducted not only in the U.S., but Europe and South America as well.  The greatest increase in general and administrative expenses, relating to the increase in operating loss, came from consulting services, paid for primarily in shares of common stock. Consultants’ compensation in stock for 2010 was $1,590,414, as compared to $209,333 for 2009.

Net loss for 2010 was $2,869,826, as compared to $1,069,294 for 2009. Net loss for 2010, included $212,400 of gain on extinguishment of liabilities, which represented cancellation of accrued compensation to our former President and CEO, Mr. Dale Long, upon his departure from the Company in August of 2010. The other major component of other income/(loss) was interest expense - $96,010 in 2010, and $30,070 in 2009, with the increase reflecting larger amount of debt of the Company.

Liquidity and Capital Resources

As of December 31, 2010, the Company had no significant cash reserves or other liquid assets.

As of December 31, 2010, working capital deficiency amounted to $721,787.

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

Other Items and Conditions

As of December 31, 2010, the Company had $1,306,056 in debt accounts payable and accrued expenses outstanding. The Company has no off balance sheet arrangements, or significant obligations under any contracts.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets - December 31, 2010 and 2009 (Audited)	F-3

Statements of Operations - For the Years Ended December 31, 2010 and 2009, and for the Period from Inception (October 14, 2008) Through December 31, 2010 (Audited)	F-4

Statement of Stockholders' Equity - For the Period from Inception (October 14, 2008) to December 31, 2010 (Audited)	F-5

Statements of Cash Flows - For the Years Ended December 31, 2010 and 2009 and for the Period from Inception (October 14, 2008) Through December 31, 2010 (Audited)	F-6

Notes to Financial Statements - December 31, 2010 (Audited)	F-7 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EVCARCO, Inc.

We have audited the accompanying balance sheet of EVCARCO, Inc. ( the “Company”), as of December 31, 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2010, and for the period from inception (October 14, 2008) to December 31, 2010.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, and for the period from inception (October 14, 2008) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, as of December 31, 2010, the Company has an accumulated deficit of $4,030,180 and negative working capital of $721,787, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas
April 15, 2011

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
Las Vegas, Nevada
April 29, 2010

Except for Note 11, which is dated June 16, 2010, and Note 13, which is dated April 4, 2011.

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS

Current assets

Cash and cash equivalents	$77,680	$48,634
Inventory (see Note 4)	180,150	10,546
Other receivables	21,386	4,213
Prepaid expenses (see Note 5)	305,053	136,667

Total current assets	584,269	200,060

Facilities and equipment	37,865	7,654
Accumulated depreciation	(7,702)	(1,933

Facilities and equipment, net	30,163	5,721

Other assets	2,288	3,252

TOTAL ASSETS	$616,720	$209,033

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$569,215	$18,739
Accrued expenses	81,312	30,726
Accrued interest (related parties)	2,818	334
Other payables	26,118	6,308
Notes payable (see Note 6)	-	88,910
Convertible notes payable (see Note 7)	95,443	-
Loans payable to shareholders (see Note 8)	531,150	271,280

Total current liabilities	1,306,056	416,297

Commitments and contingencies

Stockholders' deficit

15,000,000 shares Class A Convertible Preferred Stock
Authorized at $0.001/par value ($1.00 liquidation preference),
2,500,000 and 0 shares issued and outstanding (see Note 12)	2,500	-
180,000,000 shares Common Stock
Authorized at $0.001/par value
78,769,799 and 61,125,500 shares
issued and outstanding, respectively (see Note 13)	78,770	61,126
Additional paid-in capital	3,259,574	891,964
Deficit accumulated during development stage (see Note 2)	(4,030,180)	(1,160,354

Total Stockholders' Deficit	(689,336)	(207,264

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$616,720	$209,033

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations

			Inception
			(October 14, 2008)
			Through
	2010	2009	December 31, 2010

Revenues	$804,772	$887,755	$1,739,108

Cost of goods sold	766,015	895,201	1,704,993
Inventory impairment	102,555	82,853	185,408

Gross Loss	(63,798)	(90,299)	(151,293)

Sales and marketing expenses	92,834	97,143	203,369
General and administrative expenses	2,821,272	849,613	3,749,376
Gain on extinguishment of liabilities	(212,400)	-	(212,400)
Depreciation and amortization	6,992	2,364	9,802

Total Operating Expenses	2,708,698	949,120	3,750,147

Operating Loss	(2,772,496)	(1,039,419)	(3,901,440)

Other income/(loss)
Loss on asset disposition, net	(1,356)	-	(1,356)
Interest income	36	195	325
Interest expense (related parties)	(20,131)	(5,114)	(25,992)
Interest expense	(75,879)	(24,956)	(101,717)

Total Other Income/(Loss)	(97,330)	(29,875)	(128,740)

Loss before income taxes	(2,869,826)	(1,069,294)	(4,030,180)

Income tax (expense) benefit	-	-	-

Net loss	$(2,869,826)	$(1,069,294)	$(4,030,180)

Basic and diluted loss per share	(0.04)	(0.02)

Weighted average number of
common shares outstanding	68,493,655	54,717,104

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity/(Deficit)
Inception (October 14, 2008) Through December 31, 2010

						Deficit
						accumulated
			Class A Convertible		Additional	during the
	Common stock		Preferred stock		paid-in	development
	Shares	Amount	Shares	Amount	capital	stage	Total

Founders' stock issued @ $0.0003/sh. Oct. 2008	46,500,000	$46,500	-	$-	$(31,000)	$-	$15,500
Stock issued for services @ $0.0003/sh. Oct. 2008	5,100,000	5,100	-	-	(3,400)		1,700
Stock issued for cash @ $0.1667/sh. Oct.-Dec. 2008	930,000	930	-	-	154,070		155,000

Net loss						(91,060)	(91,060)

Balance December 31, 2008	52,530,000	$52,530	-	$-	$119,670	$(91,060)	$81,140

Stock issued for cash @ $0.1667/sh. Jan. 2009	123,000	123	-	-	20,377		20,500
Stock issued for services @ $0.1667/sh. Feb. 2009	6,000	6	-	-	994		1,000
Stock issued for property @ $0.19/sh. Jul. 2009	1,406,000	1,406	-	-	265,734		267,140
Stock issued for cash @ $0.50/sh. Jul. 2009	1,500	2	-	-	748		750
Stock issued for services @ $0.50/sh. Jul. 2009	600,000	600	-	-	299,400		300,000
Founders' stock issued @ $0.0003/sh. Oct. 2009	6,000,000	6,000	-	-	(4,000)		2,000
Stock issued for loan @ $0.1667/sh. Oct. 2009	120,000	120	-	-	19,880		20,000
Stock issued for services @ $0.50/sh. Oct. 2009	90,000	90	-	-	44,910		45,000
Stock issued for cash @ $0.50/sh. Oct.-Dec. 2009	249,000	249	-	-	124,251		124,500

Net loss						(1,069,294)	(1,069,294)

Balance December 31, 2009	61,125,500	$61,126	-	$-	$891,964	$(1,160,354)	$(207,264)

Stock issued for cash @ $0.25/sh. Jan. 2010	40,000	40	-	-	9,960		10,000
Stock issued for cash @ $0.50/sh. Feb. 2010	64,000	64	-	-	31,936		32,000
Stock issued for cash @ $0.21/sh. Feb. 2010	100,000	100	-	-	20,900		21,000
Stock issued for services @ $0.45/sh. Feb. 2010	2,600,000	2,600	-	-	1,167,400		1,170,000
Stock issued for services @ $0.25/sh. Mar. 2010	200,000	200	-	-	49,800		50,000
Stock issued for cash @ $0.50/sh. Jun. 2010	14,000	14	-	-	6,986		7,000
Stock issued for cash @ $0.50/sh. Jun. 2010	60,000	60	-	-	29,940		30,000
Stock issued for cash @ $0.21/sh. Jun. 2010	200,000	200	-	-	41,800		42,000
Stock issued for services @ $0.06/sh. Jun. 2010	1,000,000	1,000	-	-	54,000		55,000
Stock issued for services @ $0.04/sh. Jun. 2010	6,427,000	6,427	-	-	250,723		257,150
Stock issued for services @ $0.04/sh. Jul. 2010	5,500,000	5,500	-	-	219,500		225,000
Stock issued for note conv. @ $0.012/sh. Aug. 2010	7,166,666	7,166	-	-	79,507		86,673
Stock buyback @ $0.013/sh. Aug. 2010	(13,625,900)	(13,626)	-	-	(164,374)		(178,000)
Stock issued for loan @ $0.04/sh. Oct. 2010	-	-	2,500,000	2,500	97,500		100,000
Stock issued for cash @ $0.20/sh. Oct. 2010	1,900,000	1,900	-	-	378,100		380,000
Stock issued for note conv. @ $0.0044/sh. Dec. 2010	2,272,727	2,273	-	-	7,727		10,000
Stock issued for note conv. @ $0.0031/sh. Dec. 2010	3,225,806	3,226	-	-	6,774		10,000
Stock issued for services @ $0.0033/sh. Dec. 2010	500,000	500	-	-	1,150		1,650
Beneficial conversion features					78,281		78,281

Net loss						(2,869,826)	(2,869,826)

Balance December 31, 2010	78,769,799	$78,770	2,500,000	$2,500	$3,259,574	$(4,030,180)	$(689,336)

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Inception
			(October 14, 2008)
			Through
	2010	2009	December 31, 2010

Operating activities:

Net loss	$(2,869,826)	$(1,069,294)	$(4,030,180)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	6,992	2,364	9,802
Consulting expenses (stock)	1,590,414	209,333	1,801,447
Beneficial conversion feature amortization	45,724	-	45,724
Loss on asset dispositions	1,356	-	1,356
Gain on extinguishment of debt	(212,400)	-	(212,400)
Inventory received in consideration
for stock issuance	-	267,140	267,140

Change in operating assets and liabilities:
Inventory	(169,604)	91,683	(180,150)
Other receivables	(17,173)	(4,213)	(21,386)
Other assets	337	-	(3,792)
Accounts payable	550,476	18,739	569,215
Accrued expenses	50,586	26,357	81,312
Accrued interest (related parties)	2,484	88	2,818
Other payables	19,810	4,367	26,118
Net cash flows used in operating activities	(1,000,824)	(453,436)	(1,642,976)

Investing activities:

Purchase of facilities and equipment	(35,414)	(3,636)	(43,068)
Proceeds from sales of property and equipment	2,829	-	2,829

Net cash flows used in investing activities	(32,585)	(3,636)	(40,239)

Financing activities:
Payments on notes payable	(2,237)	(61,090)	(63,327)
Proceeds from loans payable	-	170,000	170,000
Proceeds from convertible notes payable	148,000	-	148,000
Net change in loans payable (related parties)	429,692	226,579	700,972
Issuance of common stock	522,000	147,750	840,250
Common stock buyback	(35,000)	-	(35,000)
Net cash flows provided by financing activities	1,062,455	483,239	1,760,895

Increase in cash and cash equivalents	29,046	26,167	77,680

Cash and cash equivalents at beginning of period	48,634	22,467	-

Cash and cash equivalents at end of period	$77,680	$48,634	$77,680

Cash paid for:

Interest	$26,536	$24,956	$52,374
Interest (related parties)	$17,647	$5,026	$23,174

Non-cash activities:

Stock issued for property	$-	$267,140	$267,140
Stock issued for services	$1,758,800	$346,000	$2,106,500
Stock issued for loans	$206,673	$20,000	$226,673
Stock buyback for balance of shareholder advances	$143,000	$-	$143,000
Debt discount from beneficial conversion feature	$78,281	$-	$78,281

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

EVCARCO, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.  The Company sells “green” automobiles, offering the latest technology electric vehicles, pre-owned vehicles converted to various green technologies.  The Company is in the development stage.

NOTE 2.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $721,787 and an accumulated deficit of $4,030,180 at December 31, 2010.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Company has primarily funded its operations through the net proceeds received from the Company's issuance of stock and convertible debt.  The Company plans to issue additional equity and/or debt to fund its future operations.

Based on the Company’s current liquidity position, the Company will need to raise additional capital through debt or equity funding within the next twelve months.  There is no assurance that any such financing will be available on acceptable terms or at all.  Should continuing funding requirements not be met, the Company’s operations may cease to exist.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Earnings per Share

Basic net loss per share amount is computed by dividing the net loss by the weighted average number of common shares outstanding for the period.  Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are excluded from the calculation for all periods presented, as their inclusion would be anti-dilutive. Dilutive securities consist of convertible notes payable and convertible preferred stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There are no restrictions on Company’s cash.  At December 31, 2010 and 2009, balances in Company’s cash accounts did not exceed federally insured limits.

Inventory

Inventory of cars and other products is valued at the lower of cost (specific identification method) or market.

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

Estimated useful lives:
Leasehold improvements - 2-5 years
Furniture, fixtures and equipment - 5 years

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

Revenue Recognition

The Company recognizes revenue from the sale of its dealer inventory when all of the following conditions have been met:

(a)	evidence exists of an arrangement with the customer, typically consisting of a purchase order or contract;
(b)	the Company’s products have been delivered and risk of loss has passed to the customer;
(c)	the Company has completed all of the necessary terms of the contract generally including but not limited to, dealer preparation of the product and training where applicable;
(d)	the amount of revenue to which the Company is entitled is fixed or determinable;
(e)	the Company believes it is probable that it will be able to collect the amount due from the customer;
(f)	the costs with respect to the transaction can be measured reliably.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

To the extent that one or more of these conditions has not been satisfied, the Company would defer recognition of revenue. For the period from inception (October 14, 2008) through December 31, 2010, we have not deferred any revenue. We have not yet derived any revenues from parts, repairs, financing or insurance contracts.

Warranties

The Company does not warranty the vehicles it sells and has no contingency after the sale.  New vehicles carry manufacturers’ warranty.  Warranty for pre-owned vehicles can be arranged through a third party provider.

Equity-Based Payments to Non-Employees

The Company has issued common stock to non-employees for payment of services.  Measurement of the share-based payment transactions with non-employees are based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. After the Company’s common stock began trading on the Over The Counter Bulletin Board on December 14, 2009, we have relied primarily on the trading data for the measurement of value for the shares issued.

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

Comprehensive Loss

Comprehensive loss, which is comprised of net loss and certain defined changes in stockholders’ deficit that are excluded from net loss, is the same as net loss for all periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. This cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures, which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity on a gross basis, which is effective for fiscal year ends beginning after December 15, 2010 and interim periods within those years.  The adoption did not have a material effect on our financial condition or results of operations.

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4.  INVENTORY

At each year end, respectively, the Company had the following inventory:

	Dec. 31, 2010	Dec. 31, 2009

New vehicles	$84,272	$-
Pre-owned vehicles	66,750	3,550
Other items	29,128	6,996

Total inventory	$180,150	$10,546

During the first quarter of 2010, the Company had additional impairment related to the vehicles that were devalued at the end of 2009.  The impairment, in the amount of $27,800 related to ECM model that became inoperable and the manufacturer was out of business, and includes some repair and transportation costs.

At the end of 2010, we made a decision to write down to market our inventory of Wheegos.  Impairment of $74,755, related to seven 2010 Whips, with cost between $16,000 and $20,000. Each was written down to $7,500, in line with the price offered by the manufacturer at that time.

At the end of 2009, we made a decision to impair inventory in the amount of $82,853.  $37,976 was mark down of inventory to market.  $44,877 of the impairment related to five SMART cars that were not received under the contract to exchange cash and stock for thirty five pre-owned vehicles.  The contract is essentially settled and completed, and the Company will not be able to recover those cars.

For 2010 and 2009, total impairments of $102,555 and $82,853, respectively, are reflected as inventory impairment on the accompanying statements of operations.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 5.  PREPAID EXPENSES

As of December 31, 2010 and 2009, balances of prepaid expenses were $305,053 and $136,667, respectively. The amounts represented the unearned portion of stock compensation issued under consulting agreements, determined as follows:

Nature of services	Term of the contract	Number of shares issued	Fair value assigned		Expensed	Unearned portion

Marketing, investor relationships, business and strategy consulting	07/01/09 - 06/30/10	500,000		$250,000	$125,000	$125,000
Graphic design, video recording, web services	10/15/09 - 04/15/10	40,000		20,000	8,333	11,667
Various sales and marketing services	3 months or less	156,000		76,000	76,000	-
2009 Totals		696,000		$346,000	$209,333	$136,667

Amortization			$		$136,667	$(136,667)
Legal and investor relationship services	01/01/10 - 06/30/10	300,000		54,070	54,070	-
International business development and legal services	02/26/10 - 02/25/11	2,600,000		1,170,000	983,280	186,720
Marketing, investor relationships, business and strategy consulting	05/15/10 - 05/14/11	6,000,000		240,000	150,000	90,000
Public relations	07/28/10 - 01/28/11	4,000,000		170,000	141,667	28,333
Various public relations, marketing, business and technical services	6 months or less	3,327,000		124,730	124,730	-
2010 Totals		16,227,000		$1,758,800	$1,590,414	$305,053

NOTE 6.  NOTES PAYABLE

During 2009, the Company received $150,000 of advances and made $61,090 of principal repayments to RGTK, an unrelated entity.   The note is unsecured, due upon demand and accrues interest at the end of each month on the then outstanding balance at the rate of 36% per annum.  As of December 31, 2009, principal balance of note was $88,910.  Interest paid during the same period was $17,110.

On August 23, 2010, total outstanding balance of the note in the amount of $86,683, including accrued interest, was settled by conversion into 7,166,666 shares of common stock of the Company.  Interest paid under the note for 2010 was $12,953.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 7.  CONVERTIBLE NOTES PAYABLE

On June 7, 2010, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on March 2, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $24,251 related to the deemed beneficial conversion feature of this note, of which $22,455 has been amortized to interest expense in the accompanying statements of operations for 2010.  During December of 2010, $20,000 of the principal outstanding under the note was converted into 5,498,533 shares of common stock of the Company.  As of December 31, 2010, the balance of the note was $40,000, and the balance of interest accrued under the note was $2,705. Subsequent to year end, during January and February of 2011, the remaining note balance, including $2,400 of accrued interest, was converted into 18,822,102 shares of common stock of the Company.  Remainder of the accrued interest was written off.

On August 25, 2010, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 34.29% per annum. The note is unsecured and matures on February 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 40% discount to the market price, at the point of conversion. The Company recorded $23,333 related to the deemed beneficial conversion feature of this note, of which $16,448 has been amortized to interest expense in the accompanying statement of operations for 2010.  As of December 31, 2010, principal remained unchanged, and the balance of interest accrued under the note was $245. Interest paid under the note for 2010 was $4,245. Subsequent to year end, on February 27, 2011, $32,400 of the principal outstanding under the note was converted into 18,000,000 shares of common stock of the Company.

On November 3, 2010, the Company issued a convertible promissory note in the amount of $53,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on July 25, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $30,697 related to the deemed beneficial conversion feature of this note, of which $6,822 has been amortized to interest expense in the accompanying statements of operations for 2010.  As of December 31, 2010, principal remained unchanged, and the balance of interest accrued under the note was $669.

NOTE 8.  RELATED PARTY TRANSACTIONS

On August 25, 2010, Mr. Dale Long resigned from his position of President/CEO, as well as the Board of Directors of the Company.  Under the terms of Separation and Buy-Back Agreement, the Company purchased 13,625,900 shares of its common stock, held by Mr. Long for $178,000, of which $35,000 was paid in cash and $143,000 was offset against advances made to Mr. Long.  $196,400 of accrued compensation and $16,000 of related accrued payroll taxes were cancelled, as part of the same agreement, and reflected as gain on extinguishment of liabilities on the accompanying statements of operations.

For the years ended December 31, 2010 and 2009, the Company accrued $332,000 and $278,770, respectively, in salaries payable to its three officers and major shareholders (excluding compensation to Mr. Long, described in the paragraph above).

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 8.  RELATED PARTY TRANSACTIONS - continued

As of December 31, 2010 and 2009, the balances of shareholder notes were $531,150 and $271,280, respectively.  The balances included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the notes at each respective year end was $2,818 and $334.  Interest paid during the corresponding annual periods was $17,647 and $5,026, respectively.  These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest. In October of 2010, $100,000 of the balance outstanding under the shareholder notes was converted into 2,500,000 shares of Class A convertible preferred stock of the Company.

As of December 31, 2010, balance of accrued expenses included $32,400 of compensation and related payroll taxes for two officers and directors, who joined the Company in the last quarter of 2010.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company leases its location under a 26 month agreement, which was renewed in November of 2010.  For the years following December 31, 2010, future minimum annual rents under this agreement are as follows:

2011	$27,450
2012	$27,450

Total	$54,900

Rent expense for the years ended December 31, 2010 and 2009, were $86,913 and $24,651, respectively, reflected in general and administrative expenses in the accompanying statements of operations.  Rent expense for 2010 included $61,500 for the second location, in Dallas Texas, leased between May and August of 2010.

NOTE 10.  OPERATING SEGMENTS

During the period from inception through December 31, 2010 the Company operated as a single business segment.

NOTE 11.  INCOME TAXES

For the years ended December 31, 2010 and 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2010, the Company had approximately $3,457,000 of net operating losses, which will begin to expire in 2027.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 11.  INCOME TAXES - continued

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	Dec. 31, 2010	Dec. 31, 2009

Statutory provision (benefit) rate	34%	34%
State, and other taxes, net of federal
income tax benefit	-	-
Portion of net operating losses and
temporary differences resulting from the
establishment or reduction in the
valuation allowance	(34)	(34)
Effective tax rate	- %	- %

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Dec. 31, 2010	Dec. 31, 2009

Deferred tax assets:
Inventory	$25,417	$-
Intangible assets	3,874	4,176
Syndication costs	8,500	8,500
Accrued liabilities	236,056	148,436
Beneficial conversion features	15,546	-
Sec. 179 deduction	12,453	2,181
Net operating loss carryforwards	1,175,506	276,195

Total deferred tax assets	1,477,352	439,488

Deferred tax liabilities:
Prepaid expenses	(103,718)	(46,467)
Facilities and equipment	(9,859)	(1,538)

Total deferred tax liabilities	(113,577)	(48,005)

Net deferred tax assets before valuation allowance	1,363,775	391,483
Less: Valuation allowance	(1,363,775)	(391,483)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has recorded a valuation allowance for the full amount of the deferred tax assets.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 11.  INCOME TAXES - continued

The Company has not undertaken a study to assess whether an ownership change has occurred as defined under Section 382 of the Internal Revenue Code. If there has been such an ownership change at any time since the Company’s formation, utilization of net operating loss carryforwards and other credit carryforwards would be subject to a significant yearly restriction. Therefore, in future years, the Company may be required to pay income taxes even though significant operating loss and tax credit carryforwards exist.

As of January 1, 2009, the Company adopted ASC Topic No. 740-10, Income Taxes. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. ASC 740-10 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions and it has expanded disclosure requirements. The adoption of ASC 740-10 had no impact on the Company’s financial statements and there are no uncertain tax positions as of December 31, 2010. The Company is currently subject to a three year statute of limitation by major tax jurisdictions.

NOTE 12.  CONVERTIBLE PREFERRED STOCK

Effective April 29, 2009 the Company filed an amendment with the Nevada Secretary of State to authorize Class A convertible preferred stock in the amount of 15,000,000 shares at $0.001 par value.  Class A shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class A stock is ranked senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class A shares have liquidation rights of $1 per share, and are entitled to 4 votes each, on any matters requiring shareholders’ vote. One share of Class A stock can be converted into 4 shares of common stock at any time, upon demand from of the holder.

On October 11, 2010, the Company issued 2,500,000 shares of Class A convertible preferred stock to an officer and director for $100,000 in partial satisfaction of the loan payable to such officer and director. The number of Class A shares was determined by applying a discount, for the lack of marketability and liquidity, of approximately 30% to the market price of common stock, multiplied by four, which represents conversion rights of a Class A share into common stock.

NOTE 13.  COMMON STOCK

At inception on October 14, 2008, the Company issued 46,500,000 shares of common stock to founders for a cash consideration of $15,500.

From the inception on October 14, 2008 through December 31, 2008, the Company issued 930,000 shares of common stock to various investors for a cash consideration of $155,500.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 13.  COMMON STOCK - continued

From the inception on October 14, 2008 through December 31, 2008, the Company issued 5,100,000 shares of common stock for professional services.

Effective April 29, 2009 the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of common stock from 25,000,000 to 60,000,000.

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

In August of 2010, the Company issued 7,166,666 shares of common stock in complete satisfaction of note payable with outstanding principal and interest balance of $86,673. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

In December of 2010, the Company issued 5,498,533 shares of common stock in partial satisfaction of principal of convertible note payable, originated on June 7, 2010, in the amount of $20,000. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

EVCARCO, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010

NOTE 13.  COMMON STOCK - continued

During 2010, the Company issued 2,378,000 shares of common stock to various investors for a cash consideration of $522,000, based on the price negotiated in each individual, private agreement.

During 2010, the Company issued 16,227,000 shares of common stock for professional services, valued at $1,758,800, based on the market price at the time of issuance.

NOTE 14.  SUBSEQUENT EVENTS

Effective February 11, 2011 the Company filed an amendment with the Nevada Secretary of State to authorize Class B convertible preferred stock in the amount of 20,000,000 shares at $0.001 par value.  Class B shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class B stock is ranked senior and prior to the Corporation’s Class A convertible preferred stock and to the Corporation’s common stock as to dividends and upon liquidation. Class B shares have liquidation rights of $5 per share, and are entitled to 1,000 votes each, on any matters requiring shareholders’ vote. One share of Class B stock can be converted into 10 shares of common stock at any time, upon demand from of the holder.

In February of 2011, the Board of Directors approved an exchange for the three officers, directors and major shareholders - Mr. O’Neal, Mr. Prous and Mr. Frolov.  The exchange resulted in cancellation of 15,000,000 shares of common stock, in total, held by the individuals, and issuance of 1,500,000 shares of Class B convertible preferred stock, based on 1:10 conversion rights attached to Class B shares.

During January and February of 2011, the Company issued 18,822,102 shares of common stock in complete satisfaction of the convertible note payable, originated on June 7, 2010, in the amount of $42,400.

On February 1, 2011, the Company issued 500,000 shares of common stock for professional services, valued at $2,400, based on the market price at the time of issuance.

On February 10, 2011, the Company issued 4,800,000 shares of common stock in satisfaction of $50,000 owed under a consulting agreement.

On February 18, 2011, the Company issued 500,000 shares of common stock for professional services, valued at $36,500, based on the market price at the time of issuance.

On February 27, 2011, the Company issued 18,000,000 shares of common stock in partial satisfaction of principal of convertible note payable, originated on August 25, 2010, in the amount of $32,400.

On March 29, 2011, the Company issued 3,290,000 shares of common stock in satisfaction of $50,000 owed under a consulting agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined by Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. Based upon that evaluation, as required by Rule 15d-15(b), our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

a)
The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our controls and procedures.

(c) Changes in our Internal Control over Financial Reporting

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K.  There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Risk factors related to controls and procedures

The Company has limited segregation of duties amongst its employees with respect to the Company's preparation and review of the Company's financial statements due to the limited number of employees, which is a deficiency in internal controls, and if the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in the Company's financial reporting which could harm the trading price of the Company's stock.

Management has found it necessary to limit the Company's administrative staffing in order to conserve cash, until the Company's level of business activity increases. As a result, there is very limited segregation of duties amongst the administrative employees, and the Company and its independent public accounting firm have identified this as a deficiency in the Company's internal controls. The Company intends to remedy this deficiency by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the employees as soon as there are sufficient resources available. However, until such time, this deficiency will continue to exist. Despite the limited number of administrative employees and limited segregation of duties, management believes that the Company's administrative employees are capable of following its disclosure controls and procedures effectively.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Registrant

The name, age and position of each of our directors and executive officers as of December 31, 2010 are as follows:

Name	Age	Position
Mack Sanders	50	Chief Executive Officer and Director
Nikolay Frolov	38	Chief Financial Officer, Treasurer and Director
Scott O'Neal	40	Chief Operating Officer, Secretary, Vice President and Director
Edouard Prous	35	Chief Technology Officer, Vice President and Director
Joshua Spivey	30	Chief Investment Officer and Director

Mr. Mack Sanders is our Chief Executive Officer and Director. He has served in these capacities since December 16, 2010. Mr. Sanders has over 25 years of extensive automotive experience, working in various management and sales capacities for several dealerships in the state of Texas. For the last decade, Mr. Sanders owned and operated successful automobile wholesale business.

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

Mr. Joshua Spivey is our Chief Investment Officer and Director. He has served in these capacities since October 18, 2010. He manages investor relations and provides valuable insight on capital formations and structured financing.  Prior to joining EVCARCO Mr. Spivey has founded several wealth-building business including his boutique hedge fund VOM Capital Partners, L.P. located in Fort Worth, TX where he still serves as GP today.  Mr. Spivey currently holds several securities licenses along with financial designations; he also served in the United States Air Force and currently resides with his family in Keller, Texas.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Code of Ethics

As of December 31, 2010, we had not adopted a Code of Ethics, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation paid by us to our officers and directors for the fiscal years ended December 31, 2010 and 2009.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Mack Sanders
CEO	2010	10,000	-	-	-	-	-	-	10,000
and Director	2009	-	-	-	-	-	-	-	-
Nikolay Frolov,
CFO, Treasurer	2010	91,000	-	-	-	-	-	-	91,000
and Director	2009	47,800	-	-	-	-	-	-	47,800
Scott O'Neal,
COO, Secretary	2010	121,000	-	-	-	-	-	-	121,000
VP and Director	2009	120,200	-	-	-	-	-	-	120,200
Edouard Prous,
CTO, VP and	2010	120,000	-	-	-	-	-	-	120,000
Director	2009	110,770	-	-	-	-	-	-	110,770
Joshua Spivey
CIO	2010	20,000	-	-	-	-	-	-	20,000
and Director	2009	-	-	-	-	-	-	-	-

Amounts of compensation for 2010 and 2009, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Refer to the Notes to Financial Statements for more information.

For the year 2010 and 2009, the Company accrued $71,000 and $125,400, respectively, in compensation for former President, CEO and Director, Dale Long.  As part of the separation agreement, upon his departure from the Company on August 25, 2010, the entire amount of $196,400, along with the related accrued payroll taxes of $16,000, was cancelled and is shown as gain on extinguishment of liabilities on the accompanying statements of operations for 2010, and is not reflected in the table above.

Outstanding Equity Awards

We do not currently have a stock option plan, but we do anticipate putting in place a long-term incentive plan providing compensation, intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2010 and 2009.

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

The following table summarizes all compensation awarded to, earned by or paid to our directors for all services rendered to us for the fiscal years ended December 31, 2010 and 2009.

		Fees			Non-Equity	Non-qualified
		Earned			Incentive	Deferred	All
Name and		or Cash	Stock	Option	Plan	Comp.	Other
Principal		Paid	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Mack Sanders
CEO	2010	-	-	-	-	-	-	-
and Director	2009	-	-	-	-	-	-	-
Nikolay Frolov,
CFO, Treasurer	2010	-	-	-	-	-	-	-
and Director	2009	-	-	-	-	-	-	-
Scott O'Neal,
COO, Secretary	2010	-	-	-	-	-	-	-
VP and Director	2009	-	-	-	-	-	-	-
Edouard Prous,
CTO, VP and	2010	-	-	-	-	-	-	-
Director	2009	-	-	-	-	-	-	-
Joshua Spivey
CIO	2010	-	-	-	-	-	-	-
and Director	2009	-	-	-	-	-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2010 for (1) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; (2) each of our executive officers; (3) each of our directors; and (4) all of our executive officers and directors as a group.

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

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

The percentage ownership information shown in the table below is calculated based on 134,681,901 shares of common stock, which includes 109,681,901 shares of our common stock issued and outstanding as of March 31, 2011; increased by 10,000,000 shares of common stock, representing the right to acquire beneficial ownership, of the holder of 2,500,000 shares of Class A convertible preferred stock; and increased by 15,000,000 shares of common stock, representing the right to acquire beneficial ownership of the holders of 1,500,000 shares of Class B convertible preferred stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership		Percentage
Common Stock	Mack Sanders, CEO and Director	107,000		0.08%
Common Stock	Nikolay Frolov, CFO, Treasurer and Director	16,885,000	(1,2)	12.54%
Common Stock	Scott O’Neal, COO, Secretary, VP and Director	14,221,738	(3)	10.56%
Common Stock	Edouard Prous, CTO, VP and Director	14,344,856	(4)	10.65%
Common Stock	Joshua Spivey, CIO and Director	427,400	(5)	0.32%

	All Officers and Directors as a Group	45,985,994		34.14%

	Total shares outstanding	134,681,901

 (1) Includes the effect given to 10,000,000 shares of common stock, which can be acquired by converting 2,500,000 shares of Class A convertible preferred stock, held by Mr. Frolov.

(2) Includes the effect given to 5,000,000 shares of common stock, which can be acquired by converting 500,000 shares of Class B convertible preferred stock, held by Mr. Frolov.

(3) Includes the effect given to 5,000,000 shares of common stock, which can be acquired by converting 500,000 shares of Class B convertible preferred stock, held by Mr. O’Neal.

(4) Includes the effect given to 5,000,000 shares of common stock, which can be acquired by converting 500,000 shares of Class B convertible preferred stock, held by Mr. Prous.

(5) Includes indirect ownership of 300,000 shares of common stock

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

On October 11, 2010, the Company issued 2,500,000 shares of Class A convertible preferred stock to Mr. Nikolay Frolov (CFO and Director), for the amount of $100,000, in partial satisfaction of the loan payable to the shareholder. The number of shares was determined by applying a discount, for the lack of marketability and liquidity, of approximately 30% to the market price of common stock, multiplied by four, which represents conversion rights of the Class A shares. The discount was significantly less than 39% and 40%, those of the conversion rights of unrelated parties, holding convertible notes payable at the time of the transaction.

In February of 2011, the Board of Directors approved an exchange for the three officers, directors and major shareholders - Mr. O’Neal, Mr. Prous and Mr. Frolov.  The exchange resulted in cancellation of 15,000,000 shares of common stock held by the individuals, and issuance of 1,500,000 shares of Class B convertible preferred stock, based on 1:10 conversion rights attached to Class B shares.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes the aggregate fees paid to our independent registered public accounting firm for the years ended December 31:

	2010	2009

Audit fees	$15,945	$14,921
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$15,945	$14,921

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

(3) Exhibits

Each exhibit identified below is filed with this annual report. Exhibits designated with an “*” are filed herewith.

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Certificate of Designation (2)
3.5	Amended and Restated Bylaws of the Registrant (4)
5.1	Legal Opinion and Consent of The O’Neal Law Firm, P.C.
10.1	Memorandum of Understanding (Electric City Motor North America) (3)
10.2	Memorandum of Understanding (Ronn Motor Company) (3)
10.3	Evidence of Franchise (3)
10.4	Retailer Agreement (3)
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Forth Worth, State of Texas, on April 15, 2011.

EVCARCO, INC.

/s/ MACK SANDERS
Mack Sanders
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2011.

Signatures	Title

/s/ MACK SANDERS	Chief Executive Officer and Director
(Mack Sanders)	(Principal Executive Officer)

/s/ NIKOLAY FROLOV	Chief Financial Officer, Treasurer and Director
(Nikolay Frolov)	(Principal Financial and Accounting Officer)

/s/ SCOTT O’NEAL	Chief Operating Officer, Secretary,
(Scott O’Neal)	Vice President and Director

/s/ EDOUARD PROUS	Chief Technology Officer, Vice President
(Edouard Prous)	and Director

/s/ JOSHUA SPIVEY	Chief Investment Officer and Director
(Joshua Spivey)

SUPPLEMENTAL INFORMATION:

NO ANNUAL REPORT OR PROXY MATERIAL WAS SENT TO SECURITY HOLDERS DURING THE LAST FISCAL YEAR, AND NO SUCH REPORT OR MATERIAL IS EXPECTED TO BE SENT IN THE CURRENT FISCAL YEAR.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
3.3	Amendment to Articles of Incorporation (2)
3.4	Certificate of Designation (2)
3.5	Amended and Restated Bylaws of the Registrant (4)
5.1	Legal Opinion and Consent of The O’Neal Law Firm, P.C.
10.1	Memorandum of Understanding (Electric City Motor North America) (3)
10.2	Memorandum of Understanding (Ronn Motor Company) (3)
10.3	Evidence of Franchise (3)
10.4	Retailer Agreement (3)
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
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