Form 10-Q
period 2011-03-31
EVCARCO, INC.
filed 2011-05-23
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2011, there were 129,818,795 shares of Common Stock, $0.001 par value; 2,500,000 shares of Class A Convertible Preferred Stock, $0.001 par value; and 1,500,000 shares of Class B Convertible Preferred Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVCARCO, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F-2

Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited), and from Inception (October 14, 2008) to March 31, 2011 (Unaudited)	F-3

Statement of Stockholders' Equity/(Deficit) from Inception (October 14, 2008) through March 31, 2011 (Unaudited)	F-4 - F-5

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited), and from Inception (October 14, 2008) to March 31, 2011 (Unaudited)	F-6

Condensed Notes to Financial Statements	F-7 to F-13

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets

Cash and cash equivalents	$45,682	$77,680
Inventory	123,900	180,150
Other receivables	24,809	21,386
Prepaid expenses	57,375	305,053

Total current assets	251,766	584,269

Facilities and equipment	37,865	37,865
Accumulated depreciation	(9,508)	(7,702)

Facilities and equipment, net	28,357	30,163

Other assets	2,288	2,288

TOTAL ASSETS	$282,411	$616,720

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$508,672	$569,215
Accrued expenses	137,093	81,312
Accrued interest (related parties)	1,585	2,818
Other payables	26,837	26,118
Convertible notes payable	85,453	95,443
Loans payable to shareholders	635,686	531,150

Total current liabilities	1,395,326	1,306,056

Commitments and contingencies

Stockholders' deficit

15,000,000 shares Class A Convertible Preferred Stock
Authorized at $0.001/par value ($1.00 liquidation preference),
2,500,000 and 2,500,000 shares issued and outstanding	2,500	2,500
20,000,000 shares Class B Convertible Preferred Stock
Authorized at $0.001/par value ($5.00 liquidation preference),
1,500,000 and 0 shares issued and outstanding	1,500	-
180,000,000 shares Common Stock
Authorized at $0.001/par value
112,859,101 and 78,769,799 shares
issued and outstanding, respectively	112,859	78,770
Additional paid-in capital	3,530,195	3,259,574
Deficit accumulated during development stage	(4,759,969)	(4,030,180)

Total Stockholders' Deficit	(1,112,915)	(689,336)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$282,411	$616,720

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations

			Inception
	For the Three	For the Three	(October 14, 2008)
	Months Ended	Months Ended	Through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$118,401	$148,263	$1,857,509

Cost of goods sold	115,552	147,593	1,820,545
Inventory impairment	-	27,800	185,408

Gross Profit/(Loss)	2,849	(27,130)	(148,444)

Sales and marketing expenses	10,795	52,735	214,164
General and administrative expenses	684,048	465,794	4,433,424
Gain on extinguishment of liabilities	-	-	(212,400)
Depreciation and amortization	1,806	969	11,608

Total Operating Expenses	696,649	519,498	4,446,796

Operating Loss	(693,800)	(546,628)	(4,595,240)

Other income/(loss)
Loss on asset disposition, net		-	(1,356)
Interest income	-	21	325
Interest expense (related parties)	(7,060)	(2,843)	(33,052)
Interest expense	(28,929)	(9,599)	(130,646)

Total Other Income/(Loss)	(35,989)	(12,421)	(164,729)

Loss before income taxes	(729,789)	(559,049)	(4,759,969)

Income tax (expense) benefit	-	-	-

Net loss	$(729,789)	$(559,049)	$(4,759,969)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of
common shares outstanding	92,795,072	62,312,300

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity/(Deficit)
Inception (October 14, 2008) through March 31, 2011

								Deficit
								accumulated
			Class A Convertible		Class B Convertible		Additional	during the
	Common stock		Preferred stock		Preferred stock		paid-in	development
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Total

Founders' stock issued @ $0.0003/sh. Oct. 2008	46,500,000	$46,500	-	$-	-	$-	$(31,000)	$-	$15,500
Stock issued for services @ $0.0003/sh. Oct. 2008	5,100,000	5,100	-	-	-	-	(3,400)		1,700
Stock issued for cash @ $0.1667/sh. Oct.-Dec. 2008	930,000	930	-	-	-	-	154,070		155,000

Net loss								(91,060)	(91,060)

Balance December 31, 2008	52,530,000	$52,530	-	$-	-	$-	$119,670	$(91,060)	$81,140

Stock issued for cash @ $0.1667/sh. Jan. 2009	123,000	123	-	-	-	-	20,377		20,500
Stock issued for services @ $0.1667/sh. Feb. 2009	6,000	6	-	-	-	-	994		1,000
Stock issued for property @ $0.19/sh. Jul. 2009	1,406,000	1,406	-	-	-	-	265,734		267,140
Stock issued for cash @ $0.50/sh. Jul. 2009	1,500	2	-	-	-	-	748		750
Stock issued for services @ $0.50/sh. Jul. 2009	600,000	600	-	-	-	-	299,400		300,000
Founders' stock issued @ $0.0003/sh. Oct. 2009	6,000,000	6,000	-	-	-	-	(4,000)		2,000
Stock issued for loan @ $0.1667/sh. Oct. 2009	120,000	120	-	-	-	-	19,880		20,000
Stock issued for services @ $0.50/sh. Oct. 2009	90,000	90	-	-	-	-	44,910		45,000
Stock issued for cash @ $0.50/sh. Oct.-Dec. 2009	249,000	249	-	-	-	-	124,251		124,500

Net loss								(1,069,294)	(1,069,294)

Balance December 31, 2009	61,125,500	$61,126	-	$-	-	$-	$891,964	$(1,160,354)	$(207,264)

Stock issued for cash @ $0.25/sh. Jan. 2010	40,000	40	-	-	-	-	9,960		10,000
Stock issued for cash @ $0.50/sh. Feb. 2010	64,000	64	-	-	-	-	31,936		32,000
Stock issued for cash @ $0.21/sh. Feb. 2010	100,000	100	-	-	-	-	20,900		21,000
Stock issued for services @ $0.45/sh. Feb. 2010	2,600,000	2,600	-	-	-	-	1,167,400		1,170,000
Stock issued for services @ $0.25/sh. Mar. 2010	200,000	200	-	-	-	-	49,800		50,000
Stock issued for cash @ $0.50/sh. Jun. 2010	14,000	14	-	-	-	-	6,986		7,000
Stock issued for cash @ $0.50/sh. Jun. 2010	60,000	60	-	-	-	-	29,940		30,000
Stock issued for cash @ $0.21/sh. Jun. 2010	200,000	200	-	-	-	-	41,800		42,000
Stock issued for services @ $0.06/sh. Jun. 2010	1,000,000	1,000	-	-	-	-	54,000		55,000
Stock issued for services @ $0.04/sh. Jun. 2010	6,427,000	6,427	-	-	-	-	250,723		257,150
Stock issued for services @ $0.04/sh. Jul. 2010	5,500,000	5,500	-	-	-	-	219,500		225,000

Statement of Stockholders' Equity/(Deficit) - continued

Stock issued for note conv. @ $0.012/sh. Aug. 2010	7,166,666	7,166	-	-	-	-	79,507		86,673
Stock buyback @ $0.013/sh. Aug. 2010	(13,625,900	(13,626)	-	-	-	-	(164,374)		(178,000)
Stock issued for loan @ $0.04/sh. Oct. 2010	-	-	2,500,000	2,500	-	-	97,500		100,000
Stock issued for cash @ $0.20/sh. Oct. 2010	1,900,000	1,900	-	-	-	-	378,100		380,000
Stock issued for note conv. @ $0.0044/sh. Dec. 2010	2,272,727	2,273	-	-	-	-	7,727		10,000
Stock issued for note conv. @ $0.0031/sh. Dec. 2010	3,225,806	3,226	-	-	-	-	6,774		10,000
Stock issued for services @ $0.0033/sh. Dec. 2010	500,000	500	-	-	-	-	1,150		1,650
Beneficial conversion features							78,281		78,281

Net loss								(2,869,826)	(2,869,826)

Balance December 31, 2010	78,769,799	$78,770	2,500,000	$2,500	-	$-	$3,259,574	$(4,030,180)	$(689,336)

Stock issued for note conv. @ avg. $0.00196/sh. Jan. 2011	11,198,413	11,198	-	-	-	-	10,802		22,000
Stock issued for services @ $0.0048/sh. Feb. 2011	500,000	500	-	-	-	-	1,900		2,400
Stock exchange	(15,000,000	(15,000)	-	-	1,500,000	1,500	13,500		-
Stock issued for note conv. @ avg. $0.00268/sh. Feb. 2011	7,623,689	7,624	-	-	-	-	12,776		20,400
Stock issued for debt conv. @ $0.0104/sh. Feb. 2011	4,800,000	4,800	-	-	-	-	45,200		50,000
Stock issued for services @ $0.073/sh. Feb. 2011	500,000	500	-	-	-	-	36,000		36,500
Stock issued for note conv. @ $0.0018/sh. Feb. 2011	18,000,000	18,000	-	-	-	-	14,400		32,400
Stock issued for debt conv. @ $0.0152/sh. Mar. 2011	3,290,000	3,290	-	-	-	-	46,710		50,000
Stock issued for debt conv. @ $0.01/sh. Mar. 2011	3,177,200	3,177	-	-	-	-	28,595		31,772
Beneficial conversion features							60,738		60,738

Net loss								(729,789)	(729,789)

Balance March 31, 2011 (Unaudited)	112,859,101	$112,859	2,500,000	$2,500	1,500,000	$1,500	$3,530,195	$(4,759,969)	$(1,112,915)

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Inception
	For the Three	For the Three	(October 14, 2008)
	Months Ended	Months Ended	Through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Operating activities:

Net loss	$(729,789)	$(559,049)	$(4,759,969)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	1,806	969	11,608
Consulting expenses (stock)	286,578	220,780	2,088,025
Beneficial conversion feature amortization	28,148	-	73,872
Loss on asset dispositions	-	-	1,356
Gain on extinguishment of debt	-	-	(212,400)
Inventory received in consideration
for stock issuance	-	-	267,140

Change in operating assets and liabilities:
Inventory	56,250	(177,560)	(123,900)
Other receivables	(3,423)	(15,687)	(24,809)
Prepaid expenses	-	(5,557)	-
Other assets	-	(30,500)	(3,792)
Accounts payable	71,229	67,419	640,444
Accrued expenses	58,181	11,965	139,493
Accrued interest (related parties)	(1,233)	115	1,585
Other payables	719	33,634	26,837

Net cash flows used in operating activities	(231,534)	(453,471)	(1,874,510)

Investing activities:

Purchase of facilities and equipment	-	(26,109)	(43,068)
Proceeds from sales of property and equipment	-	-	2,829

Net cash flows used in investing activities	-	(26,109)	(40,239)

Financing activities:
Payments on notes payable	-	-	(63,327)
Proceeds from loans payable	-	-	170,000
Proceeds from convertible notes payable	95,000	-	243,000
Net change in loans payable (related parties)	104,536	83,923	805,508
Issuance of common stock	-	63,000	840,250
Proceeds from common stock not yet issued	-	372,000	-
Common stock buyback	-	-	(35,000)

Net cash flows provided by financing activities	199,536	518,923	1,960,431

Increase/(decrease) in cash and cash equivalents	(31,998)	39,343	45,682

Cash and cash equivalents at beginning of period	77,680	48,634	-

Cash and cash equivalents at end of period	$45,682	$87,977	$45,682

Cash paid for:

Interest	$1,755	$4,681	$54,129
Interest (related parties)	$8,293	$2,728	$31,467

Non-cash activities:

Stock issued for property	$-	$-	$267,140
Stock issued for services	$38,900	$1,220,000	$2,145,400
Stock issued for loans and account payable	$206,572	$-	$433,245
Stock buyback for balance of shareholder advances	$-	$-	$143,000
Debt discount from beneficial conversion feature	$60,738	$-	$139,019

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2011

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

EVCARCO, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.  The Company sells “green” automobiles, offering the latest technology electric vehicles, pre-owned vehicles converted to various green technologies.  The Company is in the development stage.

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including other receivables, accounts payable, and other payables approximate fair value due to their short maturities. Carrying value of convertible notes payable approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

NOTE 4.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Mar. 31, 2011	Dec. 31, 2010

New vehicles	$69,272	$84,272
Pre-owned vehicles	25,500	66,750
Other items	29,128	29,128

Total inventory	$123,900	$180,150

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

For the period from Inception (October 14, 2008) through March 21, 2011, total impairments of $185,408 are reflected as inventory impairment on the accompanying statements of operations.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2011

NOTE 5.  PREPAID EXPENSES

As of March 31, 2011, December 31, 2010 and 2009, balances of prepaid expenses were $57,375, $305,053 and $136,667, respectively. The amounts represented the unearned portion of stock compensation issued under consulting agreements, determined as follows:

Nature of services	Term of the contract	Number of shares issued	Fair value assigned	Expensed	Unearned portion

Marketing, investor relationships, business and strategy consulting	07/01/09 - 06/30/10	500,000	$250,000	$125,000	$125,000
Graphic design, video recording, web services	10/15/09 - 04/15/10	40,000	20,000	8,333	11,667
Various sales and marketing services	3 months or less	156,000	76,000	76,000	-
2009 Totals		696,000	$346,000	$209,333	$136,667

Amortization			$-	$136,667	$(136,667)
Legal and investor relationship services	01/01/10 - 06/30/10	300,000	54,070	54,070	-
International business development and legal services	02/26/10 - 02/25/11	2,600,000	1,170,000	983,280	186,720
Marketing, investor relationships, business and strategy consulting	05/15/10 - 05/14/11	6,000,000	240,000	150,000	90,000
Public relations	07/28/10 - 01/28/11	4,000,000	170,000	141,667	28,333
Various public relations, marketing, business and technical services	6 months or less	3,327,000	124,730	124,730	-
2010 Totals		16,227,000	$1,758,800	$1,590,414	$305,053

Amortization			$-	$275,053	$(275,053)
Various public relations, marketing, business and technical services	6 months or less	1,000,000	38,900	11,525	27,375
Quarter Ended March 31, 2011 Totals		1,000,000	$38,900	$286,578	$57,375

NOTE 6.  CONVERTIBLE NOTES PAYABLE

On June 7, 2010, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note was unsecured and matured on March 2, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $24,251 related to the deemed beneficial conversion feature of this note, of which $22,455 has been amortized during 2010, and $1,797 has been amortized to interest expense in the accompanying statements of operations for the three months ended March 31, 2011.  During December of 2010, $20,000 of the principal outstanding under the note was converted into 5,498,533 shares of common stock of the Company.  As of December 31, 2010, the balance of the note was $40,000, and the balance of interest accrued under the note was $2,705. During January and February of 2011, the remaining note balance, including $2,400 of accrued interest, was converted into 18,822,102 shares of common stock of the Company.  Remainder of the accrued interest was written off.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2011
NOTE 6.  CONVERTIBLE NOTES PAYABLE - continued

On August 25, 2010, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 34.29% per annum. The note was unsecured and matured on February 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 40% discount to the market price, at the point of conversion. The Company recorded $23,333 related to the deemed beneficial conversion feature of this note, of which $16,448 has been amortized during 2010, and $6,885 has been amortized to interest expense in the accompanying statements of operations for the three months ended March 31, 2011. On February 27, 2011, $32,400 of the principal outstanding under the note was converted into 18,000,000 shares of common stock of the Company.  As of March 31, 2011 and December 31, 2010, principal balance of note was $2,600 and $35,000, respectively. Interest paid under the note for the three months ended March 31, 2011, was $1,755.

On November 3, 2010, the Company issued a convertible promissory note in the amount of $53,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on July 25, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $30,697 related to the deemed beneficial conversion feature of this note, of which $6,822 has been amortized during 2010, and $10,232 has been amortized to interest expense in the accompanying statements of operations for the three months ended March 31, 2011.  As of March 31, 2011, and December 31, 2010, principal remained unchanged. Subsequent to quarter end, in May of 2011, the balance outstanding under the note was converted into 4,835,087 shares of common stock of the Company.

On February 3, 2011, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on  October 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $22,377 related to the deemed beneficial conversion feature of this note, of which $4,972 has been amortized to interest expense in the accompanying statements of operations for the three months ended March 31, 2011.  As of March 31, 2011, the principal remained unchanged.

On March 1, 2011, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on  November 28, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $38,361 related to the deemed beneficial conversion feature of this note, of which $4,262 has been amortized to interest expense in the accompanying statements of operations for the three months ended March 31, 2011.  As of March 31, 2011, the principal remained unchanged.

NOTE 7.  RELATED PARTY TRANSACTIONS

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

For the three months ended March 31, 2011, the Company accrued $135,000 in salaries payable to its three officers and major shareholders. For the period since inception (October 14, 2008) through March 31, 2011, the Company accrued $745,770 to those individuals (excluding compensation to Mr. Long, described in the paragraph above).

As of March 31, 2011 and December 31, 2010, the balances of shareholder notes were $635,686 and $531,150, respectively.  The balances included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the notes at March 31, 2011, and December 31, 2010, was $1,585 and $2,818, respectively.  Interest paid during the three months ended March 31, 2011, was $8,293.  These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest. In October of 2010, $100,000 of the balance outstanding under the shareholder notes was converted into 2,500,000 shares of Class A convertible preferred stock of the Company.

For the three months ended March 31, 2011, the Company accrued $45,000 in salaries payable to two officers and directors, who joined the company in the last quarter of 2010. As of March 31, 2011, and December 31, 2010, balance of accrued expenses included $81,000 and $32,400, respectively, of compensation and related payroll taxes for those individuals.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2011

NOTE 8.  OPERATING SEGMENTS

During the period from inception through March 31, 2011 the Company operated as a single business segment.

NOTE 9.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,143,560 and an accumulated deficit of $4,759,969 at March 31, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 10.  CONVERTIBLE PREFERRED STOCK

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

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2011

NOTE 10.  CONVERTIBLE PREFERRED STOCK - continued

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

NOTE 11.  COMMON STOCK

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

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2011
NOTE 11.  COMMON STOCK - continued

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

In December of 2010, the Company issued 5,498,533 shares of common stock in partial satisfaction of principal of convertible note payable, originated on June 7, 2010, in the amount of $20,000. During January and February of 2011, the Company issued 18,822,102 shares of common stock in complete satisfaction of this convertible note payable, in the amount of $42,400. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

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

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
March 31, 2011

NOTE 11.  COMMON STOCK - continued

On March 29, 2011, the Company issued 3,290,000 shares of common stock in satisfaction of $50,000 owed under a consulting agreement.

On March 30, 2011, the Company issued 3,177,200 shares of common stock in satisfaction of trade payables in the amount of $31,772.

NOTE 12.  SUBSEQUENT EVENTS

On April 21, 2011, the Company issued 3,560,000 shares of common stock in satisfaction of $50,000 owed under a consulting agreement.

On April 21, 2011, the Company issued a convertible promissory note in the amount of $37,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on January 2, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $23,975 related to the deemed beneficial conversion feature of this note.

On April 27, 2011, the Company issued 1,500,000 shares of common stock for professional services, valued at $28,500, based on the market price at the time of issuance.

During May of 2011, the Company issued 4,835,087 shares of common stock in complete satisfaction of principal of convertible note payable, originated on November 3, 2010, in the amount of $53,000.

On May 12, 2011, the Company issued 3,400,000 shares of common stock in satisfaction of $50,000 owed under a consulting agreement.

On May 12, 2011, the Company issued 3,664,607 shares of common stock in satisfaction of trade payables in the amount of $32,615.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may”, "will”, "could”, "should”, "project”, "believe”, "anticipate”, "expect”, "plan”, "estimate”, "forecast”, "potential”, "intend”, "continue”, and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business" in our Annual Report on Form 10-K. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Q.

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

Operating Results

Since inception through March 31, 2011, we have generated revenues of $1,857,509 and incurred cumulative net losses of $4,759,969. The losses include approximately $827,000 of accrued salaries, and approximately $2,088,000 of stock based compensation to consultants. Limited financial resources have affected our ability to acquire inventory, and our financial statements reflect very sporadic purchasing and sales activity, which may continue until we are able to raise the sufficient capital.

As of March 31, 2011, the Company had assets of $282,411, and total liabilities of $1,395,326.  As of December 31, 2010, the Company had assets of $616,720, and total liabilities of $1,306,056.

For the quarterly periods ended March 31, 2011 and 2010, gross revenues were $118,401 and $148,263, gross profit/(loss) was $2,849 and ($27,130), respectively. Net losses for the same quarterly periods were $729,789 and $559,049, including approximately $180,000 and $110,000, respectively, of accrued compensation to the officers of the Company.

Amounts for revenues and gross margins reflect sporadic operations of the development stage company, affected by limited financial resources. The trend in losses reflects the rise in business activity and increasing efforts in realizing the Company’s business plan and starting normal business operations.  Major areas of increasing expenditures include: legal and professional fees relating to compliance and reporting; consulting services (mainly paid for by stock issuances) relating to marketing, business development, investor and public relationships.

Liquidity and Capital Resources

As of March 31, 2011, the Company had no significant cash reserves or other liquid assets.

As of March 31, 2011, working capital deficiency amounted to $1,143,560.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Items and Conditions

As of March 31, 2011, the Company had $1,395,326 of current liabilities outstanding.  That amount included $637,271 owed to the three officers and major shareholders of the company (primarily for accrued compensation), and $85,453 of convertible debt.

The Company has no off balance sheet arrangements, or significant obligations under any contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. During the quarter ended on March 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
03/30/11	3,177,200	Common Stock	Debt Conversion - $31,772	Reg. D	None
04/21/11	3,560,000	Common Stock	Debt Conversion - $50,000	Reg. D	None
04/27/11	1,500,000	Common Stock	Services	Reg. D	None
05/04/11	1,754,386	Common Stock	Debt Conversion - $20,000	Reg. D	None
05/05/11	1,315,789	Common Stock	Debt Conversion - $15,000	Reg. D	None
05/06/11	1,764,912	Common Stock	Debt Conversion - $18,000	Reg. D	None
05/12/11	3,400,000	Common Stock	Debt Conversion - $50,000	Reg. D	None
05/12/11	3,664,607	Common Stock	Debt Conversion - $32,615	Reg. D	None

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

EVCARCO, INC.

Date: May 23, 2011	By:	/s/ Mack Sanders
Mack Sanders
Principal Executive Officer

Date: May 23, 2011	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)