Form 10-Q
period 2011-06-30
EVCARCO, INC.
filed 2011-08-22
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2011, there were 162,118,532 shares of Common Stock, $0.001 par value; and 1,500,000 shares of Class B Convertible Preferred Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVCARCO, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F-2

Statements of Operations for the Three and the Six Months Ended June 30, 2011 and 2010 (Unaudited), and from Inception (October 14, 2008) to June 30, 2011 (Unaudited)	F-3

Statement of Stockholders' Equity/(Deficit) from Inception (October 14, 2008) through June 30, 2011 (Unaudited)	F-4 - F-5

Statements of Cash Flows for the Three and the Six Months Ended June 30, 2011 and 2010 (Unaudited), and from Inception (October 14, 2008) to June 30, 2011 (Unaudited)	F-6

Condensed Notes to Financial Statements	F-7 to F-13

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$49,430	$77,680
Inventory	132,850	180,150
Other receivables	15,677	21,386
Prepaid expenses	12,095	305,053

Total current assets	210,052	584,269

Facilities and equipment	37,865	37,865
Accumulated depreciation	(11,335)	(7,702)

Facilities and equipment, net	26,530	30,163

Other assets	2,288	2,288

TOTAL ASSETS	$238,870	$616,720

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$468,242	$569,215
Accrued expenses	156,590	81,312
Accrued interest (related parties)	3,728	2,818
Other payables	16,070	26,118
Convertible notes payable	322,638	95,443
Loans payable to shareholders	521,598	531,150

Total current liabilities	1,488,866	1,306,056

Commitments and contingencies

Stockholders' deficit

15,000,000 shares Class A Convertible Preferred Stock
Authorized at $0.001/par value ($1.00 liquidation preference),
0 and 2,500,000 shares issued and outstanding	-	2,500
20,000,000 shares Class B Convertible Preferred Stock
Authorized at $0.001/par value ($5.00 liquidation preference),
1,500,000 and 0 shares issued and outstanding	1,500	-
180,000,000 shares Common Stock
Authorized at $0.001/par value
142,366,381 and 78,769,799 shares
issued and outstanding, respectively	142,366	78,770
Additional paid-in capital	3,885,767	3,259,574
Deficit accumulated during development stage	(5,279,629)	(4,030,180)

Total Stockholders' Deficit	(1,249,996)	(689,336)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$238,870	$616,720

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations

					Inception
					(Oct. 14, 2008)
	For the Three Months Ended		For the Six Months Ended		Through
	Jun. 30, 2011	Jun. 30, 2010	Jun. 30, 2011	Jun. 30, 2010	Jun. 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$230,695	$229,908	$349,095	$378,170	$2,088,203

Total Revenues	230,695	229,908	349,095	378,170	2,088,203

Cost of goods sold	211,836	223,114	327,388	370,707	2,032,380
Inventory impairment	-	-	-	27,800	185,408

Gross Profit/(Loss)	18,859	6,794	21,707	(20,337)	(129,585)

Sales and marketing expenses	5,297	26,934	16,093	79,669	219,461
General and administrative expenses	466,950	769,492	1,151,032	1,235,285	4,900,372
Gain on extinguishment of liabilities	-	-	-	-	(212,400)
Depreciation and amortization	1,826	1,896	3,633	2,865	13,435

Total Operating Expenses	474,073	798,322	1,170,758	1,317,819	4,920,868

Operating Loss	(455,214)	(791,528)	(1,149,051)	(1,338,156)	(5,050,453)

Other income/(loss)
Loss on asset disposition, net	-	-	-	-	(1,356)
Interest income	-	16	37	37	325
Interest expense (related parties)	(7,123)	(4,976)	(14,184)	(7,819)	(40,175)
Interest expense	(57,323)	(11,536)	(86,251)	(21,135)	(187,970)

Total Other Loss	(64,446)	(16,496)	(100,398)	(28,917)	(229,176)

Loss before income taxes	(519,660)	(808,024)	(1,249,449)	(1,367,073)	(5,279,629)

Income tax (expense) benefit	-	-	-	-	-

Net loss	$(519,660)	$(808,024)	$(1,249,449)	$(1,367,073)	$(5,279,629)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of	126,664,495	64,832,214	109,823,345	63,579,218
common shares outstanding

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity/(Deficit)
Inception (October 14, 2008) through June 30, 2011

								Deficit
								accumulated
			Class A Convertible		Class B Convertible		Additional	during the
	Common stock		Preferred stock		Preferred stock		paid-in	development
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Total

Founders' stock issued @ $0.0003/sh. Oct. 2008	46,500,000	$46,500	-	$-	-	$-	$(31,000)	$-	$15,500
Stock issued for services @ $0.0003/sh. Oct. 2008	5,100,000	5,100	-	-	-	-	(3,400)		1,700
Stock issued for cash @ $0.1667/sh. Oct.-Dec. 2008	930,000	930	-	-	-	-	154,070		155,000

Net loss								(91,060)	(91,060)

Balance December 31, 2008	52,530,000	$52,530	-	$-	-	$-	$119,670	$(91,060)	$81,140

Stock issued for cash @ $0.1667/sh. Jan. 2009	123,000	123	-	-	-	-	20,377		20,500
Stock issued for services @ $0.1667/sh. Feb. 2009	6,000	6	-	-	-	-	994		1,000
Stock issued for property @ $0.19/sh. Jul. 2009	1,406,000	1,406	-	-	-	-	265,734		267,140
Stock issued for cash @ $0.50/sh. Jul. 2009	1,500	2	-	-	-	-	748		750
Stock issued for services @ $0.50/sh. Jul. 2009	600,000	600	-	-	-	-	299,400		300,000
Founders' stock issued @ $0.0003/sh. Oct. 2009	6,000,000	6,000	-	-	-	-	(4,000)		2,000
Stock issued for loan @ $0.1667/sh. Oct. 2009	120,000	120	-	-	-	-	19,880		20,000
Stock issued for services @ $0.50/sh. Oct. 2009	90,000	90	-	-	-	-	44,910		45,000
Stock issued for cash @ $0.50/sh. Oct.-Dec. 2009	249,000	249	-	-	-	-	124,251		124,500

Net loss								(1,069,294)	(1,069,294)

Balance December 31, 2009	61,125,500	$61,126	-	$-	-	$-	$891,964	$(1,160,354)	$(207,264)

Stock issued for cash @ $0.25/sh. Jan. 2010	40,000	40	-	-	-	-	9,960		10,000
Stock issued for cash @ $0.50/sh. Feb. 2010	64,000	64	-	-	-	-	31,936		32,000
Stock issued for cash @ $0.21/sh. Feb. 2010	100,000	100	-	-	-	-	20,900		21,000
Stock issued for services @ $0.45/sh. Feb. 2010	2,600,000	2,600	-	-	-	-	1,167,400		1,170,000
Stock issued for services @ $0.25/sh. Mar. 2010	200,000	200	-	-	-	-	49,800		50,000
Stock issued for cash @ $0.50/sh. Jun. 2010	14,000	14	-	-	-	-	6,986		7,000
Stock issued for cash @ $0.50/sh. Jun. 2010	60,000	60	-	-	-	-	29,940		30,000
Stock issued for cash @ $0.21/sh. Jun. 2010	200,000	200	-	-	-	-	41,800		42,000
Stock issued for services @ $0.06/sh. Jun. 2010	1,000,000	1,000	-	-	-	-	54,000		55,000
Stock issued for services @ $0.04/sh. Jun. 2010	6,427,000	6,427	-	-	-	-	250,723		257,150
Stock issued for services @ $0.04/sh. Jul. 2010	5,500,000	5,500	-	-	-	-	219,500		225,000
Stock issued for note conv. @ $0.012/sh. Aug. 2010	7,166,666	7,166	-	-	-	-	79,507		86,673
Stock buyback @ $0.013/sh. Aug. 2010	(13,625,900)	(13,626)	-	-	-	-	(164,374)		(178,000)

Statement of Stockholders' Equity/(Deficit) - continued

Stock issued for loan @ $0.04/sh. Oct. 2010	-	-	2,500,000	2,500	-	-	97,500		100,000
Stock issued for cash @ $0.20/sh. Oct. 2010	1,900,000	1,900	-	-	-	-	378,100		380,000
Stock issued for note conv. @ $0.0044/sh. Dec. 2010	2,272,727	2,273	-	-	-	-	7,727		10,000
Stock issued for note conv. @ $0.0031/sh. Dec. 2010	3,225,806	3,226	-	-	-	-	6,774		10,000
Stock issued for services @ $0.0033/sh. Dec. 2010	500,000	500	-	-	-	-	1,150		1,650
Beneficial conversion features							78,281		78,281

Net loss								(2,869,826)	(2,869,826)

Balance December 31, 2010	78,769,799	$78,770	2,500,000	$2,500	-	$-	$3,259,574	$(4,030,180)	$(689,336)

Stock issued for note conv. @ avg. $0.00196/sh. Jan. 2011	11,198,413	11,198	-	-	-	-	10,802		22,000
Stock issued for services @ $0.0048/sh. Feb. 2011	500,000	500	-	-	-	-	1,900		2,400
Stock exchange Feb. 2011	(15,000,000)	(15,000)	-	-	1,500,000	1,500	13,500		-
Stock issued for note conv. @ avg. $0.00268/sh. Feb. 2011	7,623,689	7,624	-	-	-	-	12,776		20,400
Stock issued for debt conv. @ $0.0104/sh. Feb. 2011	4,800,000	4,800	-	-	-	-	45,200		50,000
Stock issued for services @ $0.073/sh. Feb. 2011	500,000	500	-	-	-	-	36,000		36,500
Stock issued for note conv. @ $0.0018/sh. Feb. 2011	18,000,000	18,000	-	-	-	-	14,400		32,400
Stock issued for debt conv. @ $0.0152/sh. Mar. 2011	3,290,000	3,290	-	-	-	-	46,710		50,000
Stock issued for debt conv. @ $0.01/sh. Mar. 2011	3,177,200	3,177	-	-	-	-	28,595		31,772
Stock issued for debt conv. @ $0.014/sh. Apr. 2011	3,560,000	3,560	-	-	-	-	46,440		50,000
Stock issued for services @ $0.019/sh. Apr. 2011	1,500,000	1,500	-	-	-	-	27,000		28,500
Stock issued for note conv. @ $0.011/sh. May. 2011	4,835,087	4,835	-	-	-	-	48,165		53,000
Stock issued for debt conv. @ $0.0147/sh. May. 2011	3,400,000	3,400	-	-	-	-	46,600		50,000
Stock issued for debt conv. @ $0.0089/sh. May. 2011	3,664,607	3,665	-	-	-	-	28,950		32,615
Stock issued for debt conv. @ $0.0073/sh. May. 2011	3,880,086	3,880	-	-	-	-	24,445		28,325
Stock issued for debt conv. @ $0.0074/sh. Jun. 2011	6,770,000	6,770	-	-	-	-	43,230		50,000
Stock conversion Jun. 2011	10,000,000	10,000	(2,500,000)	(2,500)	-	-	(7,500)		-
Stock buyback @ $0.0098/sh. Jun. 2011	(8,102,500)	(8,103)	-	-	-	-	(70,897)		(79,000)
Beneficial conversion features							229,877		229,877

Net loss								(1,249,449)	(1,249,449)

Balance June 30, 2011 (Unaudited)	142,366,381	$142,366	-	$-	1,500,000	$1,500	$3,885,767	$(5,279,629)	$(1,249,996)

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Inception
	For the Six	For the Six	(October 14, 2008)
	Months Ended	Months Ended	Through
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Operating activities:

Net loss	$(1,249,449)	$(1,367,073)	$(5,279,629)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	3,633	2,865	13,435
Consulting expenses (stock)	363,328	652,722	2,164,775
Beneficial conversion feature amortization	83,880	2,695	129,604
Loss on asset dispositions	-	-	1,356
Gain on extinguishment of debt	-	-	(212,400)
Inventory received in consideration
for stock issuance	-	-	267,140

Change in operating assets and liabilities:
Accounts receivable	-	(4,113)	-
Inventory	47,300	(169,687)	(132,850)
Other receivables	5,709	(15,687)	(15,677)
Prepaid expenses	(2,970)	(10,170)	(2,970)
Other assets	-	(30,500)	(3,792)
Accounts payable	241,739	99,953	810,954
Accrued expenses	101,272	21,714	182,585
Accrued interest (related parties)	910	1,746	3,728
Other payables	(10,049)	31,692	16,068

Net cash flows used in operating activities	(414,697)	(783,843)	(2,057,673)

Investing activities:

Purchase of facilities and equipment	-	(32,693)	(43,068)
Proceeds from sales of property and equipment	-	-	2,829

Net cash flows used in investing activities	-	(32,693)	(40,239)

Financing activities:
Payments on notes payable	-	(7,272)	(63,327)
Proceeds from loans payable	-	-	170,000
Proceeds from convertible notes payable	165,000	60,000	313,000
Net change in loans payable (related parties)	221,447	200,409	922,419
Issuance of common stock	-	142,000	840,250
Proceeds from common stock not yet issued	-	380,000	-
Common stock buyback	-	-	(35,000)

Net cash flows provided by financing activities	386,447	775,137	2,147,342

Increase/(decrease) in cash and cash equivalents	(28,250)	(41,399)	49,430

Cash and cash equivalents at beginning of period	77,680	48,634	-

Cash and cash equivalents at end of period	$49,430	$7,235	$49,430

Cash paid for:

Interest	$1,755	$17,494	$54,129
Interest (related parties)	$13,274	$6,073	$36,448

Non-cash activities:

Stock issued for property	$-	$-	$267,140
Stock issued for services	$67,400	$1,532,150	$2,173,900
Stock issued for loans and accounts payable	$470,512	$-	$697,185
Stock buyback for balance of shareholder advances	$79,000	$-	$222,000
Debt discount from beneficial conversion feature	$229,877	$24,251	$308,158

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2011

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

EVCARCO, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.  The Company sells “green” automobiles, offering the latest technology electric vehicles, pre-owned vehicles converted to various green technologies.  The Company is in the development stage.

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

NOTE 3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including other receivables, accounts payable, accrued expenses, and other payables approximate fair value due to their short maturities. Carrying value of convertible notes payable approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

NOTE 4.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Jun. 30, 2011	Dec. 31, 2010

New vehicles	$69,272	$84,272
Pre-owned vehicles	34,450	66,750
Other items	29,128	29,128

Total inventory	$132,850	$180,150

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

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2011

NOTE 4.  INVENTORY - continued

For the period from Inception (October 14, 2008) through June 30, 2011, total impairments of $185,408 are reflected as inventory impairment on the accompanying statements of operations.

NOTE 5.  PREPAID EXPENSES

As of June 30, 2011 and December 31, 2010, balances of prepaid expenses were $12,095 and  $305,053, respectively. June 30, 2011 balance included $2,970 of prepaid insurance. The remaining amounts represented the unearned portion of stock compensation issued under consulting agreements, determined as follows:

Nature of services	Term of the contract	Number of shares issued	Fair value assigned	Expensed	Unearned portion

Amortization			$-	$136,667	$(136,667)
Legal and investor relationship services	01/01/10 - 06/30/10	300,000	54,070	54,070	-
International business development and legal services	02/26/10 - 02/25/11	2,600,000	1,170,000	983,280	186,720
Marketing, investor relationships, business and strategy consulting	05/15/10 - 05/14/11	6,000,000	240,000	150,000	90,000
Public relations	07/28/10 - 01/28/11	4,000,000	170,000	141,667	28,333
Various public relations, marketing, business and technical services	6 months or less	3,327,000	124,730	124,730	-
2010 Totals		16,227,000	$1,758,800	$1,590,414	$305,053

Amortization			$-	$305,053	$(305,053)
Various public relations, marketing, business and technical services	6 months or less	2,500,000	67,400	58,275	9,125
Six Months Ended June 30, 2011 Totals		2,500,000	$67,400	$363,328	$9,125

NOTE 6.  CONVERTIBLE NOTES PAYABLE

On June 7, 2010, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note was unsecured and matured on March 2, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $24,251 related to the deemed beneficial conversion feature of this note, of which $22,455 has been amortized during 2010, and $1,796 has been amortized to interest expense in the accompanying statements of operations for the six months ended June 30, 2011.  During December of 2010, $20,000 of the principal outstanding under the note was converted into 5,498,533 shares of common stock of the Company.  As of December 31, 2010, the balance of the note was $40,000, and the balance of interest accrued under the note was $2,705. During January and February of 2011, the remaining note balance, including $2,400 of accrued interest, was converted into 18,822,102 shares of common stock of the Company.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2011

NOTE 6.  CONVERTIBLE NOTES PAYABLE - continued

On August 25, 2010, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 34.29% per annum. The note was unsecured and matured on February 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 40% discount to the market price, at the point of conversion. The Company recorded $23,333 related to the deemed beneficial conversion feature of this note, of which $16,448 has been amortized during 2010, and $6,885 has been amortized to interest expense in the accompanying statements of operations for the six months ended June 30, 2011. On February 27, 2011, $32,400 of the principal outstanding under the note was converted into 18,000,000 shares of common stock of the Company.  As of June 30, 2011 and December 31, 2010, principal balance of note was $2,600 and $35,000, respectively. Interest paid under the note for the six months ended June 30, 2011, was $1,755.

On November 3, 2010, the Company issued a convertible promissory note in the amount of $53,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on July 25, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $30,697 related to the deemed beneficial conversion feature of this note, of which $6,822 has been amortized during 2010, and $23,875 has been amortized to interest expense in the accompanying statements of operations for the six months ended June 30, 2011.  In May of 2011, the balance outstanding under the note was converted into 4,835,087 shares of common stock of the Company.

On February 3, 2011, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on  October 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $22,377 related to the deemed beneficial conversion feature of this note, of which $12,430 has been amortized to interest expense in the accompanying statements of operations for the six months ended June 30.  As of June 30, 2011, the principal remained unchanged.

On March 1, 2011, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on  November 28, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $38,361 related to the deemed beneficial conversion feature of this note, of which $17,048 has been amortized to interest expense in the accompanying statements of operations for the six months ended June 30, 2011.  As of June 30, 2011, the principal remained unchanged.

On April 21, 2011, the Company issued a convertible promissory note in the amount of $37,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on January 2, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $23,975 related to the deemed beneficial conversion feature of this note, of which $6,216 has been amortized to interest expense in the accompanying statements of operations for the six months ended June 30, 2011.  As of June 30, 2011, the principal remained unchanged.

On May 27, 2011, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on February 16, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $20,779 related to the deemed beneficial conversion feature of this note, of which $2,310 has been amortized to interest expense in the accompanying statements of operations for the six months ended June 30, 2011.  As of June 30, 2011, the principal remained unchanged.

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

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2011

NOTE 7.  RELATED PARTY TRANSACTIONS - continued

For the six months ended June 30, 2011, the Company accrued $248,800 in salaries payable to its three officers and major shareholders. For the period since inception (October 14, 2008) through June 30, 2011, the Company accrued $859,570 to those individuals (excluding compensation to Mr. Long, described in the paragraph above).

On May 15, 2011, Mr. Scott O’Neal resigned from his position of COO, as well as the Board of Directors of the Company.  Under the terms of Separation Agreement of May 23, 2011, Mr. O’Neal surrendered 8,102,500 in exchange for $79,000, (at a price per share representing 35% discount to the closing price on May 20, 2011).  On May 24, 2011, the Company has executed a Convertible Note payable in the amount of $310,000 for the compensation accrued to Mr. O’Neal to the date of resignation. The Note matures on February 28, 2012; carries 5% interest; and contains conversion rights at 35% discount to then current market price, as defined in the agreement.  The Company recorded $100,793 related to the deemed beneficial conversion feature of this note, of which $13,319 has been amortized to interest expense in the accompanying statements of operations for the six months ended June 30, 2011. As of June 30, 2011, the principal balance remained the same, and was reflected in the balance of convertible notes payable, on the accompanying balance sheets, as Mr. O’Neal is no longer considered a related party.  As of the same date, the balance of interest accrued under the note was $1,590.

As of June 30, 2011 and December 31, 2010, the balances of shareholder notes were $521,598 and $531,150, respectively.  The balances included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the notes at June 30, 2011, and December 31, 2010, was $3,728 and $2,818, respectively.  Interest paid during the six months ended June 30, 2011, was $13,274.  These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

For the six months ended June 30, 2011, the Company accrued $75,000 in salaries payable to two officers and directors, who joined the Company in the last quarter of 2010. As of June 30, 2011, and December 31, 2010, balance of accrued expenses included $113,400 and $32,400, respectively, of compensation and related payroll taxes for those individuals.

NOTE 8.  OPERATING SEGMENTS

During the period from inception through June 30, 2011 the Company operated as a single business segment.

NOTE 9.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,278,814 and an accumulated deficit of $5,279,629 at June 30, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2011

NOTE 10.  CONVERTIBLE PREFERRED STOCK - continued

On October 11, 2010, the Company issued 2,500,000 shares of Class A convertible preferred stock to an officer and director for $100,000 in partial satisfaction of the loan payable to such officer and director. The number of Class A shares was determined by applying a discount, for the lack of marketability and liquidity, of approximately 30% to the market price of common stock, multiplied by four, which represents conversion rights of a Class A share into common stock. On June 10, 2011, the holder of these Class A shares converted all of them into 10,000,000 shares of common stock.

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

In February of 2011, the Board of Directors approved an exchange for the three officers, directors and major shareholders - Mr. O’Neal, Mr. Prous and Mr. Frolov.  The exchange resulted in cancellation of 15,000,000 shares of common stock, in total, held by the individuals, and issuance of 1,500,000 shares of Class B convertible preferred stock, based on 1:10 conversion rights attached to Class B shares.  On June 10, 2011, relating to his separation from the Company, Mr. O’Neal exchanged 500,000 shares of Class B convertible preferred stock, with Mr. Frolov, for 5,000,000 shares of common stock.

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
June 30, 2011

NOTE 11.  COMMON STOCK - continued

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

On April 27, the Company issued 1,500,000 shares of common stock for professional services, valued at $28,500, based on the market price at the time of issuance.

In May of 2011, the Company issued 4,835,087 shares of common stock in full satisfaction of convertible note payable, originated on November 3, 2010, in the amount of $53,000. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

In May of 2011, the Company issued 7,544,693 shares of common stock in satisfaction of trade payables in the amount of $60,940.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
June 30, 2011

NOTE 11.  COMMON STOCK - continued

On May 12, 2011, the Company issued 3,400,000 shares of common stock in satisfaction of $50,000 owed under a consulting agreement.

On June 16, 2011, the Company issued 6,770,000 shares of common stock in satisfaction of $50,000 owed under a consulting agreement.

On June 10, 2011, the Company issued 10,000,000 shares of common stock due to conversion by, the holder, of 2,500,000 shares of Class A convertible preferred stock.

On June 10, 2011, the Company re-purchased and cancelled 8,102,500 shares of common stock from Mr. Scott O’Neal, for $79,000, relating to his departure from the Company. The amount was offset against advances made to Mr. O’Neal.

NOTE 12.  SUBSEQUENT EVENTS

On July 14, 2011, the Company issued 500,000 shares of common stock for professional services, valued at $13,000, based on the closing price on May 2, 2011, at which date the stock compensation was due.

On July 26, 2011, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on  April 17, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $22,377 related to the deemed beneficial conversion feature of this note.

In July of 2011, the Company issued 7,001,367 shares of common stock in satisfaction of trade payables in the amount of $41,000.

In August of 2011, the Company issued 12,250,784 shares of common stock in complete satisfaction of convertible note payable, originated on February 3, 2011, with the principal amount of $35,000, and accrued interest of $1,400.

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

Overview

EVCARCO, Inc. is a development stage company that was incorporated on October 14, 2008 in the State of Nevada.  We have begun our business operations, and we currently have minimal revenue and no significant assets, as a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue.  EVCARCO, Inc has never declared bankruptcy, has never been in receivership, and has never been involved in any illegal action or proceedings.

Since becoming incorporated, EVCARCO, Inc. has not made any significant purchases or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. EVCARCO, Inc. is not a blank check registrant as that term is defined in Rule 419(a) (2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

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

Operating Results

Since inception through June 30, 2011, we have generated revenues of $2,088,203 and incurred cumulative net losses of $5,279,629. The losses include approximately $860,000 of accrued salaries, and approximately $2,165,000 of stock based compensation to consultants. Limited financial resources have affected our ability to acquire inventory, and our financial statements reflect very sporadic purchasing and sales activity, which may continue until we are able to raise the sufficient capital.

As of June 30, 2011, the Company had assets of $238,870, and total liabilities of $1,488,866.  As of December 31, 2010, the Company had assets of $616,720, and total liabilities of $1,306,056.

For the quarterly periods ended June 30, 2011 and 2010, gross revenues were $230,695 and $229,908, gross profit was $18,859 and $6,794, respectively. Net losses for the same quarterly periods were $519,660 and $808,024, including approximately $144,000 and $109,000, respectively, of accrued compensation to the officers of the Company.

For the six month periods ended June 30, 2011 and 2010, gross revenues were $349,095 and $378,170, gross profit/(loss) was $21,707 and ($20,337), respectively. Net losses for the same periods were $1,249,449 and $1,367,073, including approximately $324,000 and $219,000, respectively, of accrued compensation to the officers of the Company.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had no significant cash reserves or other liquid assets.

As of June 30, 2011, working capital deficiency amounted to $1,278,814.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Items and Conditions

As of June 30, 2011, the Company had $1,488,866 of current liabilities outstanding.  That amount included $521,598 owed to the two officers and major shareholders of the Company (primarily for accrued compensation), and $322,638 of convertible debt.

The Company has no off balance sheet arrangements, or significant obligations under any contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. During the quarter ended on June 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
05/27/11	3,880,086	Common Stock	Debt Conversion - $28,325	Reg. D	None
06/10/11	10,000,000	Common Stock	Equity Conversion	Reg. D	4 shares of Common Stock for each 1 share of Class A Convertible Preferred Stock
06/16/11	6,770,000	Common Stock	Debt Conversion - $50,000	Reg. D	None
07/14/11	500,000	Common Stock	Services	Reg. D	None
08/01/11	7,001,367	Common Stock	Debt Conversion - $41,000	Reg. D	None
08/04/11	2,068,966	Common Stock	Debt Conversion - $12,000	Reg. D	None
08/10/11	5,000,000	Common Stock	Debt Conversion - $13,000	Reg. D	None
08/12/11	5,181,818	Common Stock	Debt Conversion - $11,400	Reg. D	None

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

EVCARCO, INC.

Date: August 22, 2011	By:	/s/ Mack Sanders
Mack Sanders
Principal Executive Officer

Date: August 22, 2011	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)