Form 10-Q/A
period 2011-06-30
EVCARCO, INC.
filed 2011-08-24
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A 1

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

EVCARCO, INC.

EXPLANATORY PARAGRAPH

The Quarterly Report (Form 10-Q) of EVCARCO, Inc. for the period ended June 30, 2011, is being amended in order to include information, inadvertently omitted from the original filing, regarding June 22, 2011 amendment to the Articles of Incorporation to increase number of authorized shares of Common Stock from 180,000,000 to 450,000,000, as disclosed on the Current Report (Form 8-K), filed June 24, 2011.

The report is also being further amended to submit our financial statements in the XBRL interactive data format, under the grace period allowed by the SEC.

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
450 ,000,000 shares Common Stock
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

Effective June 22, 2011 the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of common stock from 180,000,000 to 450,000,000.

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

Overview

EVCARCO, Inc. is a development stage company that was incorporated on October 14, 2008 in the State of Nevada.  We have begun our business operations, and we currently have minimal revenue and no significant assets, as a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue.  EVCARCO, Inc. has never declared bankruptcy, has never been in receivership, and has never been involved in any illegal action or proceedings.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C., Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVCARCO, INC.

Date: August 24 , 2011	By:	/s/ Mack Sanders
Mack Sanders
Principal Executive Officer

Date: August 24 , 2011	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)