Form 10-Q
period 2011-09-30
EVCARCO, INC.
filed 2011-11-21
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2011, there were 445,413,557 shares of Common Stock, $0.001 par value; and 1,500,000 shares of Class B Convertible Preferred Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVCARCO, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-2

Statements of Operations for the Three and the Nine Months Ended September 30, 2011 and 2010 (Unaudited), and from Inception (October 14, 2008) to September 30, 2011 (Unaudited)	F-3

Statement of Stockholders' Equity/(Deficit) from Inception (October 14, 2008) through September 30, 2011 (Unaudited)	F-4 - F-6

Statements of Cash Flows for the Three and the Nine Months Ended September 30, 2011 and 2010 (Unaudited), and from Inception (October 14, 2008) to September 30, 2011 (Unaudited)	F-7 - F-8

Condensed Notes to Financial Statements	F-9 to F-17

EVCARCO, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$17,377	$77,680
Inventory	136,500	180,150
Other receivables	19,577	21,386
Prepaid expenses	2,079	305,053

Total current assets	175,533	584,269

Facilities and equipment	37,865	37,865
Accumulated depreciation	(13,181)	(7,702)

Facilities and equipment, net	24,684	30,163

Other assets	2,288	2,288

TOTAL ASSETS	$202,505	$616,720

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$504,741	$569,215
Accrued expenses	200,065	81,312
Accrued interest (related parties)	6,795	2,818
Other payables	1,858	26,118
Convertible notes payable	358,850	95,443
Loans payable to shareholders	609,094	531,150

Total current liabilities	1,681,403	1,306,056

Commitments and contingencies

Stockholders' deficit

15,000,000 shares Class A Convertible Preferred Stock
Authorized at $0.001/par value ($1.00 liquidation preference),
0 and 2,500,000 shares issued and outstanding	-	2,500
20,000,000 shares Class B Convertible Preferred Stock
Authorized at $0.001/par value ($5.00 liquidation preference),
1,500,000 and 0 shares issued and outstanding	1,500	-
450,000,000 shares Common Stock
Authorized at $0.001/par value
186,935,399 and 78,769,799 shares
issued and outstanding, respectively	186,935	78,770
Additional paid-in capital	3,987,675	3,259,574
Deficit accumulated during development stage	(5,655,008)	(4,030,180)

Total stockholders' deficit	(1,478,898)	(689,336)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$202,505	$616,720

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Operations

					Inception
					(Oct. 14, 2008)
	For the Three Months Ended		For the Nine Months Ended		Through
	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$120,745	$198,642	$469,840	$576,813	$2,208,948

Total Revenues	120,745	198,642	469,840	576,813	2,208,948

Cost of goods sold	111,823	176,332	439,211	547,039	2,144,204
Inventory impairment	-	-	-	27,800	185,408

Gross Profit/(Loss)	8,922	22,310	30,629	1,974	(120,664)

Sales and marketing expenses	1,634	11,625	17,726	91,294	221,095
General and administrative expenses	290,076	616,925	1,441,072	2,064,530	5,190,448
Gain on extinguishment of liabilities	-	-	-	(212,400)	(212,400)
Depreciation and amortization	1,846	2,024	5,479	5,077	15,281

Total Operating Expenses	293,556	630,574	1,464,277	1,948,501	5,214,424

Operating Loss	(284,634)	(608,264)	(1,433,648)	(1,946,527)	(5,335,088)

Other income/(loss)
Loss on asset disposition, net	-	(714)	-	(607)	(1,356)
Interest income	-	-	-	37	326
Interest expense (related parties)	(6,881)	(6,281)	(21,065)	(14,100)	(47,057)
Interest expense	(83,864)	(19,681)	(170,115)	(40,816)	(271,833)

Total Other Loss	(90,745)	(26,676)	(191,180)	(55,486)	(319,920)

Loss before income taxes	(375,379)	(634,940)	(1,624,828)	(2,002,013)	(5,655,008)

Income tax (expense) benefit	-	-	-	-	-

Net loss	$(375,379)	$(634,940)	$(1,624,828)	$(2,002,013)	$(5,655,008)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of	156,149,205	77,470,083	125,434,990	66,912,404
common shares outstanding

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity/(Deficit)
Inception (October 14, 2008) through September 30, 2011

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

Statement of Stockholders' Equity/(Deficit) - continued

								Deficit
								accumulated
			Class A Convertible		Class B Convertible		Additional	during the
	Common stock		Preferred stock		Preferred stock		paid-in	development
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Total

Stock issued for services @ $0.06/sh. Jun. 2010	1,000,000	1,000	-	-	-	-	54,000		55,000
Stock issued for services @ $0.04/sh. Jun. 2010	6,427,000	6,427	-	-	-	-	250,723		257,150
Stock issued for services @ $0.04/sh. Jul. 2010	5,500,000	5,500	-	-	-	-	219,500		225,000
Stock issued for note conv. @ $0.012/sh. Aug. 2010	7,166,666	7,166	-	-	-	-	79,507		86,673
Stock buyback @ $0.013/sh. Aug. 2010	(13,625,900)	(13,626)	-	-	-	-	(164,374)		(178,000)
Stock issued for loan @ $0.04/sh. Oct. 2010	-	-	2,500,000	2,500	-	-	97,500		100,000
Stock issued for cash @ $0.20/sh. Oct. 2010	1,900,000	1,900	-	-	-	-	378,100		380,000
Stock issued for note conv. @ $0.0044/sh. Dec. 2010	2,272,727	2,273	-	-	-	-	7,727		10,000
Stock issued for note conv. @ $0.0031/sh. Dec. 2010	3,225,806	3,226	-	-	-	-	6,774		10,000
Stock issued for services @ $0.0033/sh. Dec. 2010	500,000	500	-	-	-	-	1,150		1,650
Beneficial conversion features							78,281		78,281

Net loss								(2,869,826)	(2,869,826)

Balance December 31, 2010	78,769,799	$78,770	2,500,000	$2,500	-	$-	$3,259,574	$(4,030,180)	$(689,336)

Stock issued for note conv. @ avg. $0.00196/sh. Jan. 2011	11,198,413	11,198	-	-	-	-	10,802		22,000
Stock issued for services @ $0.0048/sh. Feb. 2011	500,000	500	-	-	-	-	1,900		2,400
Stock exchange Feb. 2011	(15,000,000)	(15,000)	-	-	1,500,000	1,500	13,500		-
Stock issued for note conv. @ avg. $0.00268/sh. Feb. 2011	7,623,689	7,624	-	-	-	-	12,776		20,400
Stock issued for debt conv. @ $0.0104/sh. Feb. 2011	4,800,000	4,800	-	-	-	-	45,200		50,000
Stock issued for services @ $0.073/sh. Feb. 2011	500,000	500	-	-	-	-	36,000		36,500
Stock issued for note conv. @ $0.0018/sh. Feb. 2011	18,000,000	18,000	-	-	-	-	14,400		32,400
Stock issued for debt conv. @ $0.0152/sh. Mar. 2011	3,290,000	3,290	-	-	-	-	46,710		50,000
Stock issued for debt conv. @ $0.01/sh. Mar. 2011	3,177,200	3,177	-	-	-	-	28,595		31,772
Stock issued for debt conv. @ $0.014/sh. Apr. 2011	3,560,000	3,560	-	-	-	-	46,440		50,000
Stock issued for services @ $0.019/sh. Apr. 2011	1,500,000	1,500	-	-	-	-	27,000		28,500
Stock issued for note conv. @ $0.011/sh. May 2011	4,835,087	4,835	-	-	-	-	48,165		53,000
Stock issued for debt conv. @ $0.0147/sh. May 2011	3,400,000	3,400	-	-	-	-	46,600		50,000
Stock issued for debt conv. @ $0.0089/sh. May 2011	3,664,607	3,665	-	-	-	-	28,950		32,615
Stock issued for debt conv. @ $0.0073/sh. May 2011	3,880,086	3,880	-	-	-	-	24,445		28,325
Stock issued for debt conv. @ $0.0074/sh. Jun. 2011	6,770,000	6,770	-	-	-	-	43,230		50,000
Stock conversion Jun. 2011	10,000,000	10,000	(2,500,000)	(2,500)	-	-	(7,500)		-
Stock buyback @ $0.0098/sh. Jun. 2011	(8,102,500)	(8,103)	-	-	-	-	(70,897)		(79,000)

Statement of Stockholders' Equity/(Deficit) - continued

								Deficit
								accumulated
			Class A Convertible		Class B Convertible		Additional	during the
	Common stock		Preferred stock		Preferred stock		paid-in	development
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Total

Stock issued for services @ $0.026/sh. Jul. 2011	500,000	500	-	-	-	-	12,500		13,000
Stock issued for debt conv. @ $0.0059/sh. Aug. 2011	7,001,367	7,001	-	-	-	-	33,999		41,000
Stock issued for note conv. @ $0.0058/sh. Aug. 2011	2,068,966	2,069	-	-	-	-	9,931		12,000
Stock issued for note conv. @ $0.0026/sh. Aug. 2011	10,181,818	10,182	-	-	-	-	14,218		24,400
Stock issued for note conv. @ $0.0023/sh. Sep. 2011	4,347,826	4,348	-	-	-	-	5,652		10,000
Stock issued for note conv. @ $0.0019/sh. Sep. 2011	5,263,158	5,263	-	-	-	-	4,737		10,000
Stock issued for debt conv. @ $0.00085/sh. Sep. 2011	14,705,883	14,706	-	-	-	-	(2,206)		12,500
Stock issued for services @ $0.0024/sh. Sep. 2011	500,000	500	-	-	-	-	700		1,200
Beneficial conversion features							252,254		252,254

Net loss								(1,624,828)	(1,624,828)

Balance September 30, 2011 (Unaudited)	186,935,399	$186,935	-	$-	1,500,000	$1,500	$3,987,675	$(5,655,008)	$(1,478,898)

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Inception
	For the Nine	For the Nine	(October 14, 2008)
	Months Ended	Months Ended	Through
	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Operating activities:

Net loss	$(1,624,828)	$(2,002,013)	$(5,655,008)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	5,479	5,077	15,281
Consulting expenses (stock)	386,653	1,146,265	2,188,100
Interest expense (stock)	3,800	-	3,800
Beneficial conversion feature amortization	162,469	15,560	208,193
Loss on asset dispositions	-	607	1,356
Gain on extinguishment of debt	-	(212,400)	(212,400)
Inventory received in consideration
for stock issuance	-	-	267,140

Change in operating assets and liabilities:
Inventory	43,650	(226,250)	(136,500)
Other receivables	1,809	(12,173)	(19,577)
Prepaid expenses	(2,079)	-	(2,079)
Other assets	-	-	(3,792)
Accounts payable	331,738	352,144	900,953
Accrued expenses	142,345	9,987	223,657
Accrued interest (related parties)	3,977	6,553	6,795
Other payables	(24,260)	21,283	1,858

Net cash flows used in operating activities	(569,247)	(895,360)	(2,212,223)

Investing activities:

Purchase of facilities and equipment	-	(35,414)	(43,068)
Proceeds from sales of property and equipment	-	2,829	2,829

Net cash flows used in investing activities	-	(32,585)	(40,239)

Financing activities:
Payments on notes payable	-	(2,237)	(63,327)
Proceeds from loans payable	-	-	170,000
Proceeds from convertible notes payable	200,000	95,000	348,000
Net change in loans payable (related parties)	308,944	336,956	1,009,916
Issuance of common stock	-	142,000	840,250
Proceeds from common stock not yet issued	-	380,000	-
Common stock buyback	-	(35,000)	(35,000)

Statements of Cash Flows - continued

			Inception
	For the Nine	For the Nine	(October 14, 2008)
	Months Ended	Months Ended	Through
	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Net cash flows provided by financing activities	508,944	916,719	2,269,839

Increase/(decrease) in cash and cash equivalents	(60,303)	(11,226)	17,377

Cash and cash equivalents at beginning of period	77,680	48,634	-

Cash and cash equivalents at end of period	$17,377	$37,408	$17,377

Cash paid for:

Interest	$2,000	$22,537	$54,374
Interest (related parties)	$17,088	$7,547	$40,262

Non-cash activities:

Stock issued for property	$-	$-	$267,140
Stock issued for services	$81,600	$1,757,150	$2,188,100
Stock issued for loans and accounts payable	$580,412	$86,673	$807,085
Stock buyback for balance of shareholder advances	$79,000	$143,000	$222,000
Debt discount from beneficial conversion feature	$252,254	$47,584	$330,535

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2011

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

EVCARCO, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.  The Company sells “green” automobiles, offering the latest technology electric vehicles, pre-owned vehicles converted to various green technologies.  The Company is in the development stage.

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

NOTE 4.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Sep. 30, 2011	Dec. 31, 2010

New vehicles	$69,272	$84,272
Pre-owned vehicles	38,100	66,750
Other items	29,128	29,128

Total inventory	$136,500	$180,150

At the end of 2010, we made a decision to write down to market our inventory of Wheegos.  Impairment of $74,755, related to seven 2010 Whips, with cost between $16,000 and $20,000. Each was written down to $7,500, in line with the price offered by the manufacturer at that time.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2011

NOTE 4.  INVENTORY - continued

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

For the period from Inception (October 14, 2008) through September 30, 2011, total impairments of $185,408 are reflected as inventory impairment on the accompanying statements of operations.

NOTE 5.  PREPAID EXPENSES

As of September 30, 2011 and December 31, 2010, balances of prepaid expenses were $2,079 and $305,053, respectively. Balance at September 30, 2011 represented prepaid insurance. Balance as December 31, 2010 represented the unearned portion of stock compensation issued under consulting agreements, determined as follows:

Nature of services	Term of the contract	Number of shares issued	Fair value assigned	Expensed	Unearned portion

Amortization			$-	$136,667	$(136,667)
Legal and investor relationship services	01/01/10 - 06/30/10	300,000	54,070	54,070	-
International business development and legal services	02/26/10 - 02/25/11	2,600,000	1,170,000	983,280	186,720
Marketing, investor relationships, business and strategy consulting	05/15/10 - 05/14/11	6,000,000	240,000	150,000	90,000
Public relations	07/28/10 - 01/28/11	4,000,000	170,000	141,667	28,333
Various public relations, marketing, business and technical services	6 months or less	3,327,000	124,730	124,730	-
2010 Totals		16,227,000	$1,758,800	$1,590,414	$305,053

Amortization			$-	$305,053	$(305,053)
Various public relations, marketing, business and technical services	6 months or less	3,500,000	81,600	81,600	-
Nine Months Ended September 30, 2011 Totals		3,500,000	$81,600	$386,653	$-

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2011

NOTE 6.  CONVERTIBLE NOTES PAYABLE

On June 7, 2010, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note was unsecured and matured on March 2, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $24,251 related to the deemed beneficial conversion feature of this note, of which $22,455 has been amortized during 2010, and $1,796 has been amortized to interest expense in the accompanying statements of operations for the nine months ended September 30, 2011.  During December of 2010, $20,000 of the principal outstanding under the note was converted into 5,498,533 shares of common stock of the Company.  As of December 31, 2010, the balance of the note was $40,000, and the balance of interest accrued under the note was $2,705. During January and February of 2011, the remaining note balance, including $2,400 of accrued interest, was converted into 18,822,102 shares of common stock of the Company.

On August 25, 2010, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 34.29% per annum. The note was unsecured and matured on February 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 40% discount to the market price, at the point of conversion. The Company recorded $23,333 related to the deemed beneficial conversion feature of this note, of which $16,448 has been amortized during 2010, and $6,885 has been amortized to interest expense in the accompanying statements of operations for the nine months ended September 30, 2011. On February 27, 2011, $32,400 of the principal outstanding under the note was converted into 18,000,000 shares of common stock of the Company.  As of September 30, 2011 and December 31, 2010, principal balance of note was $2,600 and $35,000, respectively. Interest paid under the note for the nine months ended September 30, 2011, was $1,755.

On November 3, 2010, the Company issued a convertible promissory note in the amount of $53,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on July 25, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $30,697 related to the deemed beneficial conversion feature of this note, of which $6,822 has been amortized during 2010, and $23,875 has been amortized to interest expense in the accompanying statements of operations for the nine months ended September 30, 2011.  In May of 2011, the balance outstanding under the note was converted into 4,835,087 shares of common stock of the Company.

On February 3, 2011, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on October 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $22,377 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the nine months ended September 30.  In August of 2011, the balance outstanding under the note, including $1,400 of accrued interest, was converted into 12,250,784 shares of common stock of the Company.

On March 1, 2011, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on November 28, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $38,361 related to the deemed beneficial conversion feature of this note, of which $32,676 has been amortized to interest expense in the accompanying statements of operations for the nine months ended September 30, 2011. In September of 2011, the $20,000 of the principal balance outstanding under the note was converted into 9,610,984 shares of common stock of the Company. As of September 30, 2011, the principal balance was $40,000. Subsequent to quarter end, in October of 2011, the balance outstanding under the note, including $2,400 of accrued interest, was converted into 66,434,921 shares of common stock of the Company.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2011

NOTE 6.  CONVERTIBLE NOTES PAYABLE - continued

On April 21, 2011, the Company issued a convertible promissory note in the amount of $37,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on January 2, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $23,975 related to the deemed beneficial conversion feature of this note, of which $14,208 has been amortized to interest expense in the accompanying statements of operations for the nine months ended September 30, 2011.  As of September 30, 2011, the principal remained unchanged. Subsequent to quarter end, in October and November of 2011, $35,000 of the principal balance outstanding under the note was converted into 88,500,000 shares of common stock of the Company.

On May 27, 2011, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on February 16, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $20,779 related to the deemed beneficial conversion feature of this note, of which $9,240 has been amortized to interest expense in the accompanying statements of operations for the nine months ended September 30, 2011.  As of September 30, 2011, the principal remained unchanged.

On July 26, 2011, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on April 17, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $22,377 related to the deemed beneficial conversion feature of this note, of which $4,974 has been amortized to interest expense in the accompanying statements of operations for the nine months ended September 30, 2011.  As of September 30, 2011, the principal remained unchanged.

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

For the nine months ended September 30, 2011, the Company accrued $338,800 in salaries payable to its three officers and major shareholders. For the period since inception (October 14, 2008) through September 30, 2011, the Company accrued $949,570 to those individuals (excluding compensation to Mr. Long, described in the paragraph above).

On May 15, 2011, Mr. Scott O’Neal resigned from his position of COO, as well as the Board of Directors of the Company.  Under the terms of Separation Agreement of May 23, 2011, Mr. O’Neal surrendered 8,102,500 in exchange for $79,000, (at a price per share representing 35% discount to the closing price on May 20, 2011).  On May 24, 2011, the Company has executed a Convertible Note payable in the amount of $310,000 for the compensation accrued to Mr. O’Neal to the date of resignation. The Note matures on February 28, 2012; carries 5% interest; and contains conversion rights at 35% discount to then current market price, as defined in the agreement.  The Company recorded $124,385 related to the deemed beneficial conversion feature of this note, of which $46,437 has been amortized to interest expense in the accompanying statements of operations for the nine months ended September 30, 2011. As of September 30, 2011, the principal balance remained the same, and was reflected in the balance of convertible notes payable, on the accompanying balance sheets, as Mr. O’Neal is no longer considered a related party.  As of the same date, the balance of interest accrued under the note was $5,465.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2011

NOTE 7.  RELATED PARTY TRANSACTIONS - continued

As of September 30, 2011 and December 31, 2010, the balances of shareholder notes were $609,094 and $531,150, respectively.  The balances included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the notes at September 30, 2011, and December 31, 2010, was $6,795 and $2,818, respectively.  Interest paid during the nine months ended September 30, 2011, was $17,088.  These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

For the nine months ended September 30, 2011, the Company accrued $105,000 in salaries payable to two officers and directors, who joined the Company in the last quarter of 2010. As of September 30, 2011, and December 31, 2010, balance of accrued expenses included $145,800 and $32,400, respectively, of compensation and related payroll taxes for those individuals.

NOTE 8.  OPERATING SEGMENTS

During the period from inception through September 30, 2011 the Company operated as a single business segment.

NOTE 9.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,505,870 and an accumulated deficit of $5,655,008 at September 30, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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
September 30, 2011

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
September 30, 2011

NOTE 11.  COMMON STOCK - continued

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
September 30, 2011

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

In August of 2011, the Company issued 7,001,367 shares of common stock in satisfaction of trade payables in the amount of $41,000.

In August of 2011, the Company issued 12,250,784 shares of common stock in complete satisfaction of convertible note payable, originated on February 3, 2011, with the principal amount of $35,000, and accrued interest of $1,400.

In September of 2011, the Company issued 9,610,984 shares of common stock in partial satisfaction of convertible note payable, originated on March 1, 2011, in the amount of $20,000. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

In September of 2011, the Company issued 14,705,883 shares of common stock in satisfaction of trade payables in the amount of $12,500.

On September 30, 2011, the Company issued 500,000 shares of common stock for professional services, valued at $1,200, based on the market price at the time of issuance.

EVCARCO, INC.
(A Development Stage Company)
Condensed Notes to Financial Statements
September 30, 2011

NOTE 12.  SUBSEQUENT EVENTS

In October of 2011, the Company issued 66,434,921 shares of common stock in complete satisfaction of remaining principal balance outstanding under the convertible note payable, originated on March 1, 2011 in the amount of $40,000, and accrued interest of $2,400.

In October and November of 2011, the Company issued 88,500,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on April 21, 2011, in the amount of $35,000.

During October 2011, and through the date of this filing, the Company issued 103,543,237 shares of common stock in satisfaction of trade payables in the amount of $42,500.

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

Operating Results

Since inception through September 30, 2011, we have generated revenues of $2,208,948 and incurred cumulative net losses of $5,655,008. The losses include approximately $950,000 of accrued salaries, and approximately $2,188,000 of stock based compensation to consultants. Limited financial resources have affected our ability to acquire inventory, and our financial statements reflect very sporadic purchasing and sales activity, which may continue until we are able to raise the sufficient capital.

As of September 30, 2011, the Company had assets of $202,505, and total liabilities of $1,681,403.  As of December 31, 2010, the Company had assets of $616,720, and total liabilities of $1,306,056.

For the quarterly periods ended September 30, 2011 and 2010, gross revenues were $120,745 and $198,642, gross profit was $8,922 and $22,310, respectively. Net losses for the same quarterly periods were $375,379 and $634,940, including approximately $120,000 and $94,000, respectively, of accrued compensation to the officers of the Company.

For the nine month periods ended September 30, 2011 and 2010, gross revenues were $469,840 and $576,813, gross profit was $30,629 and $1,974, respectively. Net losses for the same periods were $1,624,828 and $2,002,013, including approximately $444,000 and $313,000, respectively, of accrued compensation to the officers of the Company.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had no significant cash reserves or other liquid assets.

As of September, 2011, working capital deficiency amounted to $1,505,870.

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

Other Items and Conditions

As of September 30, 2011, the Company had $1,681,403 of current liabilities outstanding.  That amount included $609,094 owed to the two officers and major shareholders of the Company (primarily for accrued compensation), and $358,850 of convertible debt.

The Company has no off balance sheet arrangements, or significant obligations under any contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. During the quarter ended on September 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
09/02/11	4,347,826	Common Stock	Debt Conversion - $10,000	Reg. D	None
09/27/11	5,263,158	Common Stock	Debt Conversion - $10,000	Reg. D	None
09/30/11	14,705,883	Common Stock	Debt Conversion - $12,500	Reg. D	None
09/30/11	500,000	Common Stock	Services	Reg. D	None
10/06/11	7,777,778	Common Stock	Debt Conversion - $7,000	Reg. D	None
10/10/11	7,500,000	Common Stock	Debt Conversion - $6,000	Reg. D	None
10/10/11	22,727,273	Common Stock	Debt Conversion - $12,500	Reg. D	None
10/12/11	7,857,143	Common Stock	Debt Conversion - $5,500	Reg. D	None
10/14/11	10,491,803	Common Stock	Debt Conversion - $6,400	Reg. D	None
10/17/11	7,500,000	Common Stock	Debt Conversion - $4,500	Reg. D	None
10/18/11	7,500,000	Common Stock	Debt Conversion - $4,500	Reg. D	None
10/20/11	7,500,000	Common Stock	Debt Conversion - $4,500	Reg. D	None
10/21/11	8,000,000	Common Stock	Debt Conversion - $4,000	Reg. D	None
10/21/11	31,250,000,	Common Stock	Debt Conversion - $12,500	Reg. D	None
10/24/11	5,074,161	Common Stock	Debt Conversion - $2,600	Reg. D	None
10/24/11	12,800,000	Common Stock	Debt Conversion - $6,400	Reg. D	None
10/24/11	13,000,000	Common Stock	Debt Conversion - $6,500	Reg. D	None
10/25/11	13,000,000	Common Stock	Debt Conversion - $6,500	Reg. D	None
10/31/11	12,500,000	Common Stock	Debt Conversion - $5,000	Reg. D	None
11/01/11	17,500,000	Common Stock	Debt Conversion - $4,375	Reg. D	None
11/02/11	12,500,000	Common Stock	Debt Conversion - $5,000	Reg. D	None
11/03/11	12,500,000	Common Stock	Debt Conversion - $5,000	Reg. D	None
11/03/11	16,500,000	Common Stock	Debt Conversion - $4,125	Reg. D	None
11/07/11	12,500,000	Common Stock	Debt Conversion - $3,500	Reg. D	None
11/08/11	12,500,000	Common Stock	Debt Conversion - $3,500	Reg. D	None

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

EVCARCO, INC.

Date: November 21, 2011	By:	/s/ Mack Sanders
Mack Sanders
Principal Executive Officer

Date: November 21, 2011	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)