Form 10-K
period 2011-12-31
EVCARCO, INC.
filed 2012-04-16
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-53978
_______________

EVCARCO, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3526039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7703 Sand Street
Fort Worth, Texas	76118
(Address of principal executive offices)	(Zip Code)

(817) 595-0710

Registrant’s telephone number, including area code:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,382,000.

The number of shares of the registrant’s Common Stock, par value $0.001, outstanding on March 30, 2012 was 2,195,378,261. The number of shares of the registrant’s Class B Convertible Preferred Stock, par value $0.001, outstanding on March 30, 2012 was 5,000,000.

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

EVCARCO intends to establish company-owned dealerships in other Texas markets, including Dallas, Houston, Austin, and San Antonio. The Company is also offering franchise dealerships in major markets across the country, initially focusing in the South and Southeast. The rate of expansion of company and franchise locations will largely depend on market acceptance of the new products and availability of capital.  EVCARCO dealerships will offer the latest new electric vehicles, multiple pre-owned car brands that utilize various green technologies, such as electric, hydrogen, and compressed natural gas, and regular pre-owned cars. Other products and services will include financing, warranties, maintenance, and mechanical services.

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

The following is a limited list of manufactures, whose products we sell, or intend to sell in the near future:

·           Wheego Electric Cars, Inc. - manufactures two fully electric models: LIFE FSV, with 100 miles range, a base model delivered retail price of $33,995, and WHIP LSV, currently certified as Low Speed Vehicle (LSV), capable of traveling 40 miles on a single charge, with a base model delivered retail price of $19,995.  Wheego wants to make the best electric cars in the world and educate everyone as to the practical benefits of owning and driving one.  At the current time, there is ongoing informal dispute with this manufacturer relating to our obligation to purchase certain number of units, territorial rights, and obligations of the manufacturer. Our future business relationship with Wheego is uncertain.

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

There are five key phases to the strategy in which EVCARCO intends to penetrate the marketplace:

·	Launch EVCARCO franchises, with new electric vehicles and pre-owned operations.

·	Aggressively market its brand through social media, online strategic partnerships, and search engine optimization.

·	Establish EVCARCO through branding the Company as eco-friendly by use of:
·	Billboards and other outside advertising
·	Internet sales and advertising
·	Industry specific magazines and articles
·	Involvement of local media by using the Go Green campaign
·	Join and sponsor environmental clubs and groups, participate in their community activities
·	Get involved in political issues which support the environment

·	Set up outside dealership displays and events to create awareness of the product capabilities:
·	Ride and Drive events
·	Kiosk in malls with information
·	Exposure through daily use of vehicles

·	Develop Green projects and sustainable transportation programs with various governmental entities, non-profit and educational organizations.
·	Aggressively market its brand through social media, online strategic partnerships, and search engine optimization.

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

Competitive Advantage

EVCARCO believes that its competitive advantages include:

·	The Company is the first automotive retail group dedicated to opening car dealerships that only sell eco-friendly vehicles
·	Management team has more than 25 years of combined experience in sales, service, ownership, and management of multiple automobile dealerships
·	Uses the most advanced clean technologies available
·	Best selection on both new and pre-owned electric vehicles and other environmentally friendly vehicles
·	We intend to have diverse sources of operating revenue
·	Creative marketing tactics that will reach a large segment of customers

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

From January 1, 2010 through December 31, 2011, the Company has generated revenues of $1,478,102 and incurred net losses of $4,819,052.  Total accumulated deficit as of December 31, 2011, was $5,979,406.  Without obtaining adequate capital, it is unlikely we can maintain operations long enough to become profitable. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. To date, we have completed only initial stages of our business plan and we can provide no assurance that we will be able to generate enough revenue from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in our Company.

ITEM 1A.  RISK FACTORS - continued

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

ITEM 1A.  RISK FACTORS - continued

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

ITEM 1A.  RISK FACTORS - continued

Our insiders beneficially own a significant portion of our stock, and accordingly, may have control over stockholder matters, the company’s business and management.

As of March 30, 2012, our insiders beneficially own approximately 2% of our stock, and have approximately 70% of the voting power. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

We are authorized to issue up to 5,000,000,000 shares of common stock, of which 2,195,378,261 shares are issued and outstanding as of March 30, 2012. Our Board of Directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth by acquiring complementary businesses, acquiring or licensing additional brands, or establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets, and this could negatively impact our earnings and results of operations.

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

ITEM 1A.  RISK FACTORS - continued

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the OTC Bulletin Board (”OTCBB”) under the symbol “EVCA” on December 15, 2009.  The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Period	High	Low

January 1, 2010 - March 31, 2010	$0.5150	$0.0900
April 1, 2010 - June 30, 2010	$0.3900	$0.0300
July 1, 2010 - September 30, 2010	$0.0500	$0.0120
October 1, 2010 - December 31, 2010	$0.0440	$0.0020
January 1, 2011 - March 31, 2011	$0.1085	$0.0026
April 1, 2011 - June 30, 2011	$0.0320	$0.0097
July 1, 2011 - September 30, 2011	$0.0140	$0.0017
October 1, 2011 - December 31, 2011	$0.0020	$0.0001

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

Holders

As of March 30, 2012, there were approximately 100 stockholders of record of our stock. Some holders of our common stock are “street name” or beneficial holders, whose shares are held by brokers and other financial institutions.

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

Unregistered Sales of Equity Securities.

Information regarding unregistered sales not included in previous reports:

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

				Exemption
				From	Terms of
Date				Regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
11/10/11	4,500,000	Common Stock	Debt conversion - $900	Reg. D	None
11/30/11	44,000,000	Common Stock	Debt conversion - $5,720	Reg. D	None
12/01/11	21,052,632	Common Stock	Debt conversion - $4,000	Reg. D	None
12/08/11	13,333,334	Common Stock	Debt conversion - $2,000	Reg. D	None
12/12/11	21,040,000	Common Stock	Debt conversion - $2,104	Reg. D	None
12/14/11	21,428,571	Common Stock	Debt conversion - $3,000	Reg. D	None
12/20/11	28,000,000	Common Stock	Debt conversion - $2,800	Reg. D	None
12/22/11	28,000,000	Common Stock	Debt conversion - $2,800	Reg. D	None
12/22/11	20,833,333	Common Stock	Debt conversion - $2,500	Reg. D	None
12/27/11	20,833,333	Common Stock	Debt conversion - $2,500	Reg. D	None
01/03/12	22,222,222	Common Stock	Debt conversion - $2,000	Reg. D	None
01/03/12	38,000,000	Common Stock	Debt conversion - $1,900	Reg. D	None
01/09/12	36,000,000	Common Stock	Debt conversion - $1,620	Reg. D	None
01/17/12	21,428,571	Common Stock	Debt conversion - $1,500	Reg. D	None
01/19/12	36,000,000	Common Stock	Debt conversion - $1,620	Reg. D	None
01/25/12	76,923,000	Common Stock	Debt conversion - $5,000	Reg. D	None
01/27/12	36,000,000	Common Stock	Debt conversion - $1,620	Reg. D	None
01/30/12	22,222,222	Common Stock	Debt conversion - $2,000	Reg. D	None
02/01/12	21,666,667	Common Stock	Debt conversion - $2,600	Reg. D	None
02/02/12	36,000,000	Common Stock	Debt conversion - $1,620	Reg. D	None
02/07/12	11,333,334	Common Stock	Debt conversion - $1,020	Reg. D	None
02/13/12	50,000,000	Common Stock	Debt conversion - $5,000	Reg. D	None
02/13/12	21,666,667	Common Stock	Debt conversion - $2,600	Reg. D	None
02/15/12	100,000,000	Common Stock	Debt conversion - $6,500	Reg. D	None
02/17/12	100,000,000	Common Stock	Debt conversion - $6,500	Reg. D	None
02/22/12	3,500,000	Class B Convertible Preferred Stock	Debt conversion - $7,350	Reg. D	1 share of Class B Convertible Preferred Stock is convertible into 10 shares of Common Stock
02/23/12	100,000,000	Common Stock	Debt conversion - $13,000	Reg. D	None
02/27/12	50,000,000	Common Stock	Debt conversion - $5,000	Reg. D	None
02/27/12	21,875,000	Common Stock	Debt conversion - $3,500	Reg. D	None
03/01/12	50,000,000	Common Stock	Debt conversion - $6,500	Reg. D	None
03/02/12	8,105,818	Common Stock	Settlement	Reg. D	None
03/07/12	50,000,000	Common Stock	Debt conversion - $3,250	Reg. D	None
03/07/12	70,000,000	Common Stock	Debt conversion - $3,500	Reg. D	None
03/14/12	100,000,000	Common Stock	Debt conversion - $6,500	Reg. D	None
03/21/12	70,000,000	Common Stock	Debt conversion - $3,500	Reg. D	None
03/21/12	21,250,000	Common Stock	Debt conversion - $1,700	Reg. D	None
03/26/12	150,000,000	Common Stock	Debt conversion - $9,750	Reg. D	None
03/27/12	10,000,000	Common Stock	Settlement	Reg. D	None
03/28/12	21,250,000	Common Stock	Debt conversion - $1,700	Reg. D	None
03/30/12	75,000,000	Common Stock	Debt conversion - $3,750	Reg. D	None
03/30/12	100,000,000	Common Stock	Debt conversion - $6,500	Reg. D	None
        * For per share price, see Statement of Stockholders’ Equity.  No commissions or discounts were paid.

** The Company relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable.  In all cases, there was no public solicitation.

ITEM 6.  SELECTED FINANCIAL DATA

We have derived the following selected financial information as of December 31, 2011 and 2010, from our audited financial statements included in Item 8 of this annual report. The selected financial information below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and our audited financial statements and related notes included in Item 8 of this annual report.

	Year Ended	Year Ended
Statement of Operations	December 31, 2011	December 31, 2010

Revenues	$673,330	$804,772

Gross Profit/(Loss)	$28,892	$(63,798)

Operating Loss	$(1,674,487)	$(2,773,852)

Net Loss	$(1,949,226)	$(2,869,826)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	201,701,598	68,493,655

	December 31,	December 31,
Balance Sheet Data	2011	2010

Total Assets	$235,682	$616,720
Total Liabilities	1,879,985	1,306,056
Total Stockholders' Deficit	(1,644,303)	(689,336)

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

On December 16, 2010, Mr. Mack Sanders was appointed as Chief Executive Officer.

On May 15, 2011, Mr. Scott O’Neal resigned from the Company’s Board of Directors, and his position of COO.

On March 27, 2012, Mr. Edouard Prous resigned from the Company’s Board of Directors, and his position of CTO.

Plan of Operation

Over the next twelve months, we will concentrate on the following areas to grow our operations:

·           Capital and Funding – Seek to obtain capital from all available sources.

·           Advertising and Marketing – Work to develop brand identity, marketing materials, and our web site. Utilize all available marketing venues and public relations opportunities to promote the Company and its products.

·           Sales – Grow sales to 15-20 new cars, and 80-100 pre-owned cars per quarter.

·           Product Research and Development – Continue working on identifying and testing products and vehicles from U.S. companies, as well as foreign manufacturers, which can provide cleaner, safer, faster, and more economical forms of transportation, by utilizing the latest developments in the alternative fuel area..

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

·           Franchise Development – Begin marketing the EVCARCO franchise concept and licensing of Company’s Trademarks, with the short term objective of securing several territories and establishing one to three Dealer Development Candidates during 2012.

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

Revenues for 2011 were $673,330, as compared to $804,772 for 2010.  97.8% of revenues in 2011, and 99.1% in 2010, came from sales of pre-owned vehicles to both, retail customers and other dealers, along with miscellaneous income and fees. Remaining revenues of $15,000 and $6,883, respectively, represented liquidation of inventory of new electric cars, which reflected declining interest in Low Speed Vehicles (LSV), due in large part, to announcements by manufacturers of new, highway rated models, come of which came out in 2011.  Number of used units sold in 2011 was 78, in 2010 - 88. We have no special arrangements pertaining to acquisition or sales of pre-owned cars.  Although we intend to offer those in the future, so far, we have not derived any revenues from parts, repairs, financing or insurance contracts.

Gross profit for 2011 was $28,892, gross loss for 2010 - $63,798. The amount for 2011 included impairment of Tazzari Zero, which remained in inventory for over one-and-a-half years, in the amount of $16,772.  In 2010, gross loss included an impairment in the amount of $102,555, related write-down of inventory to market, reflecting deterioration of market for LSV, with some manufacturers stopping production (ZENN) and some going out of business (ECM).

Operating loss for 2011 was $1,674,487, as compared to $2,773,852 for 2010.  In 2010 we dedicated a significant amount of effort and resources to development of business, market for our products, search for new products, and being newly publicly traded company on development of market awareness for our stock and investor relationships. These activities were conducted not only in the U.S., but Europe and South America as well.  2011 represents slow down of such activities, due to lack of capital resources and decrease in share price on the market.  Major decrease in general and administrative expenses, reducing operating loss, was in consulting services, paid for in shares of common stock - $386,653 in 2011, and $1,590,414 in 2010.  Other reductions were in travel - $27,187 in 2011, vs. $80,659 in 2010; and rent - $28,044 vs. $86,913, respectively. Operating loss for 2011, included $37,800 of gain on extinguishment of liabilities, which represented cancellation of accrued compensation to our former CIO, Mr. Joshua Spivey. Operating loss for 2010, included $212,400 of gain on extinguishment of liabilities, which represented cancellation of accrued compensation to our former President and CEO, Mr. Dale Long, upon his departure from the Company in August of 2010.

Net loss for 2011 was $1,949,226, as compared to $2,869,826 for 2010. Interest expense was the major component of other income/(loss) - $274,739 in 2011, and $96,010 in 2010, with the increase reflecting larger amount of debt of the Company.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, the Company had no significant cash reserves or other liquid assets.

As of December 31, 2011 and 2010, working capital deficiency amounted to $1,665,928 and $721,787, respectively.

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

Other Items and Conditions

As of December 31, 2011 and 2010, the Company had $1,879,985 and $1,306,056, respectively, in debt payable and accrued expenses outstanding. The Company has no off balance sheet arrangements, or significant obligations under any contracts.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets - December 31, 2011 and 2010	F-2

Statements of Operations - For the Years Ended December 31, 2011 and 2010	F-3

Statement of Stockholders' Deficit - For the Years Ended December 31, 2011 and 2010	F-4 to F-6

Statements of Cash Flows - For the Years Ended December 31, 2011 and 2010	F-7

Notes to Financial Statements - December 31, 2011 and 2010	F-8 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EVCARCO, Inc.

We have audited the accompanying balance sheets of EVCARCO, Inc. (the “Company”), as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, as of December 31, 2011, the Company has an accumulated deficit of $5,979,406 and negative working capital of $1,665,928, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas
April 16, 2012

EVCARCO, Inc.
Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS

Current assets

Cash and cash equivalents	$26,046	$77,680
Inventory	165,778	180,150
Other receivables	21,045	21,386
Prepaid expenses	1,188	305,053

Total current assets	214,057	584,269

Facilities and equipment	32,807	37,865
Accumulated depreciation	(13,470)	(7,702)

Facilities and equipment, net	19,337	30,163

Other assets	2,288	2,288

TOTAL ASSETS	$235,682	$616,720

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$606,527	$569,215
Accrued expenses	197,070	81,312
Accrued interest (related parties)	14,978	2,818
Other payables	4,247	26,118
Convertible notes payable	346,530	95,443
Loans payable to shareholders	710,633	531,150

Total current liabilities	1,879,985	1,306,056

Commitments and contingencies

Stockholders' deficit

15,000,000 shares Class A Convertible Preferred Stock
Authorized at $0.001/par value ($1.00 liquidation preference),
0 and 2,500,000 shares issued and outstanding	-	2,500
980,000,000 shares Class B Convertible Preferred Stock
Authorized at $0.001/par value ($5.00 liquidation preference),
1,500,000 and 0 shares issued and outstanding	1,500	-
5,000,000,000 shares Common Stock
Authorized at $0.001/par value
668,434,760 and 78,769,799 shares
issued and outstanding, respectively	668,435	78,770
Additional paid-in capital	3,665,168	3,259,574
Accumulated deficit	(5,979,406)	(4,030,180)

Total stockholders' deficit	(1,644,303)	(689,336)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$235,682	$616,720

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
Statements of Operations

	2011	2010

Revenues	$673,330	$804,772

Cost of goods sold	627,666	766,015
Inventory impairment	16,772	102,555

Gross Profit/(Loss)	28,892	(63,798)

Sales and marketing expenses	6,483	92,834
General and administrative expenses	1,723,869	2,821,272
Loss on asset disposition, net	3,501	1,356
Gain on extinguishment of liabilities	(37,800)	(212,400)
Depreciation and amortization	7,326	6,992

Total Operating Expenses	1,703,379	2,710,054

Operating Loss	(1,674,487)	(2,773,852)

Other income/(loss)
Interest income	-	36
Interest expense (related parties)	(29,248)	(20,131)
Interest expense	(245,491)	(75,879)

Total Other Loss	(274,739)	(95,974)

Loss before income taxes	(1,949,226)	(2,869,826)

Income tax (expense) benefit	-	-

Net Loss	$(1,949,226)	$(2,869,826)

Basic and diluted loss per share	$(0.01)	$(0.04)

Weighted average number of	201,701,598	68,493,655
common shares outstanding

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
Statement of Stockholders' Deficit

			Class A Convertible		Class B Convertible		Additional
	Common stock		Preferred stock		Preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance December 31, 2009	61,125,500	$61,126	-	$-	-	$-	$891,964	$(1,160,354)	$(207,264)

Stock issued for cash @ $0.25/sh. Jan. 2010	40,000	40	-	-	-	-	9,960		10,000
Stock issued for cash @ $0.50/sh. Feb. 2010	64,000	64	-	-	-	-	31,936		32,000
Stock issued for cash @ $0.21/sh. Feb. 2010	100,000	100	-	-	-	-	20,900		21,000
Stock issued for services @ $0.45/sh. Feb. 2010	2,600,000	2,600	-	-	-	-	1,167,400		1,170,000
Stock issued for services @ $0.25/sh. Mar. 2010	200,000	200	-	-	-	-	49,800		50,000
Stock issued for cash @ $0.50/sh. Jun. 2010	14,000	14	-	-	-	-	6,986		7,000
Stock issued for cash @ $0.50/sh. Jun. 2010	60,000	60	-	-	-	-	29,940		30,000
Stock issued for cash @ $0.21/sh. Jun. 2010	200,000	200	-	-	-	-	41,800		42,000
Stock issued for services @ $0.06/sh. Jun. 2010	1,000,000	1,000	-	-	-	-	54,000		55,000
Stock issued for services @ $0.04/sh. Jun. 2010	6,427,000	6,427	-	-	-	-	250,723		257,150
Stock issued for services @ $0.04/sh. Jul. 2010	5,500,000	5,500	-	-	-	-	219,500		225,000
Stock issued for note conv. @ $0.012/sh. Aug. 2010	7,166,666	7,166	-	-	-	-	79,507		86,673
Stock buyback @ $0.013/sh. Aug. 2010	(13,625,900	(13,626)	-	-	-	-	(164,374)		(178,000)
Stock issued for loan @ $0.04/sh. Oct. 2010	-	-	2,500,000	2,500	-	-	97,500		100,000
Stock issued for cash @ $0.20/sh. Oct. 2010	1,900,000	1,900	-	-	-	-	378,100		380,000
Stock issued for note conv. @ $0.0044/sh. Dec. 2010	2,272,727	2,273	-	-	-	-	7,727		10,000
Stock issued for note conv. @ $0.0031/sh. Dec. 2010	3,225,806	3,226	-	-	-	-	6,774		10,000
Stock issued for services @ $0.0033/sh. Dec. 2010	500,000	500	-	-	-	-	1,150		1,650
Beneficial conversion features							78,281		78,281

Net loss								(2,869,826)	(2,869,826)

Balance December 31, 2010	78,769,799	$78,770	2,500,000	$2,500	-	$-	$3,259,574	$(4,030,180)	$(689,336)

Stock issued for note conv. @ avg. $0.00196/sh. Jan. 2011	11,198,413	11,198	-	-	-	-	10,802		22,000
Stock issued for services @ $0.0048/sh. Feb. 2011	500,000	500	-	-	-	-	1,900		2,400
Stock exchange Feb. 2011	(15,000,000	(15,000)	-	-	1,500,000	1,500	13,500		-
Stock issued for note conv. @ avg. $0.00268/sh. Feb. 2011	7,623,689	7,624	-	-	-	-	12,776		20,400
Stock issued for debt conv. @ $0.0104/sh. Feb. 2011	4,800,000	4,800	-	-	-	-	45,200		50,000
Stock issued for services @ $0.073/sh. Feb. 2011	500,000	500	-	-	-	-	36,000		36,500
Stock issued for note conv. @ $0.0018/sh. Feb. 2011	18,000,000	18,000	-	-	-	-	14,400		32,400
Stock issued for debt conv. @ $0.0152/sh. Mar. 2011	3,290,000	3,290	-	-	-	-	46,710		50,000
Stock issued for debt conv. @ $0.01/sh. Mar. 2011	3,177,200	3,177	-	-	-	-	28,595		31,772
Stock issued for debt conv. @ $0.014/sh. Apr. 2011	3,560,000	3,560	-	-	-	-	46,440		50,000
Stock issued for services @ $0.019/sh. Apr. 2011	1,500,000	1,500	-	-	-	-	27,000		28,500

Statement of Stockholders' Deficit - continued

EVCARCO, Inc.
Statement of Stockholders' Deficit

			Class A Convertible		Class B Convertible		Additional
	Common stock		Preferred stock		Preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Stock issued for note conv. @ $0.011/sh. May 2011	4,835,087	4,835	-	-	-	-	48,165		53,000
Stock issued for debt conv. @ $0.0147/sh. May 2011	3,400,000	3,400	-	-	-	-	46,600		50,000
Stock issued for debt conv. @ $0.0089/sh. May 2011	3,664,607	3,665	-	-	-	-	28,950		32,615
Stock issued for debt conv. @ $0.0073/sh. May 2011	3,880,086	3,880	-	-	-	-	24,445		28,325
Stock issued for debt conv. @ $0.0074/sh. Jun. 2011	6,770,000	6,770	-	-	-	-	43,230		50,000
Stock conversion Jun. 2011	10,000,000	10,000	(2,500,000)	(2,500)	-	-	(7,500)		-
Stock buyback @ $0.0098/sh. Jun. 2011	(8,102,500	(8,103)	-	-	-	-	(70,897)		(79,000)
Stock issued for services @ $0.026/sh. Jul. 2011	500,000	500	-	-	-	-	12,500		13,000
Stock issued for debt conv. @ $0.0059/sh. Aug. 2011	7,001,367	7,001	-	-	-	-	33,999		41,000
Stock issued for note conv. @ $0.0058/sh. Aug. 2011	2,068,966	2,069	-	-	-	-	9,931		12,000
Stock issued for note conv. @ $0.0026/sh. Aug. 2011	10,181,818	10,182	-	-	-	-	14,218		24,400
Stock issued for note conv. @ $0.0023/sh. Sep. 2011	4,347,826	4,348	-	-	-	-	5,652		10,000
Stock issued for note conv. @ $0.0019/sh. Sep. 2011	5,263,158	5,263	-	-	-	-	4,737		10,000
Stock issued for debt conv. @ $0.00085/sh. Sep. 2011	14,705,883	14,706	-	-	-	-	(2,206)		12,500
Stock issued for services @ $0.0024/sh. Sep. 2011	500,000	500	-	-	-	-	700		1,200
Stock issued for note conv. @ $0.0009/sh. Oct. 2011	7,777,778	7,778	-	-	-	-	(778)		7,000
Stock issued for note conv. @ $0.0008/sh. Oct. 2011	7,500,000	7,500	-	-	-	-	(1,500)		6,000
Stock issued for debt conv. @ $0.00055/sh. Oct. 2011	22,727,273	22,727	-	-	-	-	(10,227)		12,500
Stock issued for note conv. @ $0.0007/sh. Oct. 2011	7,857,143	7,857	-	-	-	-	(2,357)		5,500
Stock issued for note conv. @ $0.0006/sh. Oct. 2011	7,500,000	7,500	-	-	-	-	(3,000)		4,500
Stock issued for debt conv. @ $0.00061/sh. Oct. 2011	10,491,803	10,492	-	-	-	-	(4,092)		6,400
Stock issued for note conv. @ $0.0006/sh. Oct. 2011	15,000,000	15,000	-	-	-	-	(6,000)		9,000
Stock issued for note conv. @ $0.0005/sh. Oct. 2011	8,000,000	8,000	-	-	-	-	(4,000)		4,000
Stock issued for debt conv. @ $0.0004/sh. Oct. 2011	31,250,000	31,250	-	-	-	-	(18,750)		12,500
Stock issued for debt conv. @ $0.00051/sh. Oct. 2011	5,074,161	5,074	-	-	-	-	(2,474)		2,600
Stock issued for note conv. @ $0.0005/sh. Oct. 2011	38,800,000	38,800	-	-	-	-	(19,400)		19,400
Stock issued for note conv. @ $0.0004/sh. Oct. 2011	12,500,000	12,500	-	-	-	-	(7,500)		5,000

Statement of Stockholders' Deficit - continued

EVCARCO, Inc.
Statement of Stockholders' Deficit

			Class A Convertible		Class B Convertible		Additional
	Common stock		Preferred stock		Preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total

Stock issued for debt conv. @ $0.00025/sh. Nov. 2011	34,000,000	34,000	-	-	-	-	(25,500)		8,500
Stock issued for note conv. @ $0.0004/sh. Nov. 2011	25,000,000	25,000	-	-	-	-	(15,000)		10,000
Stock issued for note conv. @ $0.00028/sh. Nov. 2011	25,000,000	25,000	-	-	-	-	(18,000)		7,000
Stock issued for debt conv. @ $0.0002/sh. Nov. 2011	4,500,000	4,500	-	-	-	-	(3,600)		900
Stock issued for note conv. @ $0.00013/sh. Nov. 2011	44,000,000	44,000	-	-	-	-	(38,280)		5,720
Stock issued for note conv. @ $0.00019/sh. Dec. 2011	21,052,632	21,053	-	-	-	-	(17,053)		4,000
Stock issued for debt conv. @ $0.00015/sh. Dec. 2011	13,333,334	13,333	-	-	-	-	(11,333)		2,000
Stock issued for debt conv. @ $0.0001/sh. Dec. 2011	21,040,000	21,040	-	-	-	-	(18,936)		2,104
Stock issued for note conv. @ $0.0001/sh. Dec. 2011	56,000,000	56,000	-	-	-	-	(50,400)		5,600
Stock issued for note conv. @ $0.00014/sh. Dec. 2011	21,428,571	21,429	-	-	-	-	(18,429)		3,000
Stock issued for note conv. @ $0.00012/sh. Dec. 2011	41,666,666	41,667	-	-	-	-	(36,667)		5,000
Beneficial conversion features							263,023		263,023

Net loss								(1,949,226)	(1,949,226)

Balance December 31, 2011	668,434,760	$668,435	-	$-	1,500,000	$1,500	$3,665,168	$(5,979,406)	$(1,644,303)

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
Statements of Cash Flows

	2011	2010

Operating activities:

Net loss	$(1,949,226)	$(2,869,826)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	7,326	6,992
Consulting expenses (stock)	386,653	1,590,414
Interest expense (stock)	17,483	-
Beneficial conversion feature amortization	228,957	45,724
Loss on asset dispositions	3,501	1,356
Gain on extinguishment of debt	(37,800)	(212,400)

Change in operating assets and liabilities:
Inventory	14,372	(169,604)
Other receivables	341	(17,173)
Prepaid expenses	(1,188)	-
Other assets	-	337
Accounts payable	480,024	550,476
Accrued expenses	177,151	50,586
Accrued interest (related parties)	12,160	2,484
Other payables	(21,871)	19,810

Net cash flows used in operating activities	(682,117)	(1,000,824)

Investing activities:

Purchase of facilities and equipment	-	(35,414)
Proceeds from sales of property and equipment	-	2,829

Net cash flows used in investing activities	-	(32,585)

Financing activities:
Payments on notes payable	-	(2,237)
Proceeds from convertible notes payable	220,000	148,000
Net change in loans payable (related parties)	410,483	429,692
Issuance of common stock	-	522,000
Common stock buyback	-	(35,000)

Net cash flows provided by financing activities	630,483	1,062,455

Increase/(decrease) in cash and cash equivalents	(51,634)	29,046

Cash and cash equivalents at beginning of year	77,680	48,634

Cash and cash equivalents at end of year	$26,046	$77,680

Cash paid for:

Interest	$2,000	$26,536
Interest (related parties)	$17,088	$17,647

Non-cash activities:

Stock issued for services	$81,600	$1,758,800
Stock issued for loans and accounts payable	$728,636	$206,673
Stock buyback for balance of shareholder advances	$79,000	$143,000
Debt discount from beneficial conversion feature	$263,023	$78,281

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

EVCARCO, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.  The Company sells “green” automobiles, offering the latest technology electric vehicles, pre-owned vehicles converted to various green technologies.

NOTE 2.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,665,928 and an accumulated deficit of $5,979,406 at December 31, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The Company operates on a calendar basis.

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

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010
NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  There are no restrictions on Company’s cash.  At December 31, 2011 and 2010, balances in Company’s cash accounts did not exceed federally insured limits.

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
Notes to Financial Statements
December 31, 2011 and 2010
NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

To the extent that one or more of these conditions has not been satisfied, the Company would defer recognition of revenue. For the period from January 1, 2010 through December 31, 2011, we have not deferred any revenue. We have not yet derived any revenues from parts, repairs, financing or insurance contracts.

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

Significant Customers

Revenues from three unaffiliated, repeat customers accounted for approximately 49% of the Company’s total revenues for the year ended December 31, 2011.  Revenues from three unaffiliated, repeat customers accounted for approximately 31% of the Company’s total revenues for the year ended December 31, 2010.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010
NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) amended guidance on testing goodwill for impairment. Under the new guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The new guidance does not change how goodwill is calculated, nor does it revise the requirement to test goodwill annually for impairment or between tests if events or circumstances warrant. The amended guidance is effective for us for fiscal year 2012, with earlier adoption permitted.

In June 2011, the FASB issued guidance that requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance removes the option to present the components of other comprehensive income (“OCI”) as part of the statement of equity. This guidance is effective for us for fiscal year 2012, and must be applied retrospectively for all periods presented in the financial statements. The new guidance does not apply to entities that have no items of OCI in any period presented.

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 4.  INVENTORY

At each year end, respectively, the Company had the following inventory:

	Dec. 31, 2011	Dec. 31, 2010

New vehicles	$52,500	$84,272
Pre-owned vehicles	84,150	66,750
Other items	29,128	29,128

Total inventory	$165,778	$180,150

At the end of 2011, we made a decision to write down to market Tazzari Zero, held in inventory at a cost of $31,772. We believe its realizable value to be at $15,000 and recoded an impairment in the amount of $16,772.

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

For 2011 and 2010, total impairments of $16,772 and $102,555, respectively, are reflected as inventory impairment on the accompanying statements of operations.

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010
NOTE 5.  PREPAID EXPENSES

As of December 31, 2011 and 2010, balances of prepaid expenses were $1,188 and $305,053, respectively. 2011 year end amount represented prepaid insurance. 2010 year end amounts represented the unearned portion of stock compensation issued under consulting agreements, determined as follows:

Nature of services	Term of the contract	Number of shares issued	Fair value assigned	Expensed	Unearned portion

Balance as of January 1, 2010					$136,667

Amortization			$-	$136,667	$(136,667)
Legal and investor relationship services	01/01/10 - 06/30/10	300,000	54,070	54,070	-
International business development and legal services	02/26/10 - 02/25/11	2,600,000	1,170,000	983,280	186,720
Marketing, investor relationships, business and strategy consulting	05/15/10 - 05/14/11	6,000,000	240,000	150,000	90,000
Public relations	07/28/10 - 01/28/11	4,000,000	170,000	141,667	28,333
Various public relations, marketing, business and technical services	6 months or less	3,327,000	124,730	124,730	-
2010 Totals		16,227,000	$1,758,800	$1,590,414	$305,053

Amortization			$-	$305,053	$(305,053)
Various public relations, marketing, business and technical services	6 months or less	3,500,000	81,600	81,600	-
2011 Totals		3,500,000	$81,600	$386,653	$-

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 6.  CONVERTIBLE NOTES PAYABLE

On June 7, 2010, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note was unsecured and matured on March 2, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $24,251 related to the deemed beneficial conversion feature of this note, of which $22,455 has been amortized during 2010, and $1,796 has been amortized to interest expense in the accompanying statements of operations for 2011.  During December of 2010, $20,000 of the principal outstanding under the note was converted into 5,498,533 shares of common stock of the Company.  As of December 31, 2010, the balance of the note was $40,000, and the balance of interest accrued under the note was $2,705. During January and February of 2011, the remaining note balance, including $2,400 of accrued interest, was converted into 18,822,102 shares of common stock of the Company.

On August 25, 2010, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 34.29% per annum. The note was unsecured and matured on February 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 40% discount to the market price, at the point of conversion. The Company recorded $23,333 related to the deemed beneficial conversion feature of this note, of which $16,448 has been amortized during 2010, and $6,885 has been amortized to interest expense in the accompanying statements of operations for 2011. On February 27, 2011, $32,400 of the principal outstanding under the note was converted into 18,000,000 shares of common stock of the Company.  As of December 31, 2011 and 2010, principal balance of note was $2,600 and $35,000, respectively. Interest paid under the note for 2011, was $1,755.

On November 3, 2010, the Company issued a convertible promissory note in the amount of $53,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on July 25, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $30,697 related to the deemed beneficial conversion feature of this note, of which $6,822 has been amortized during 2010, and $23,875 has been amortized to interest expense in the accompanying statements of operations for 2011.  In May of 2011, the balance outstanding under the note was converted into 4,835,087 shares of common stock of the Company.

On February 3, 2011, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on October 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $22,377 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for 2011.  In August of 2011, the balance outstanding under the note, including $1,400 of accrued interest, was converted into 12,250,784 shares of common stock of the Company.

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 6.  CONVERTIBLE NOTES PAYABLE - continued

On March 1, 2011, the Company issued a convertible promissory note in the amount of $60,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on November 28, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $38,361 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for 2011. During September and October of 2011, the balance outstanding under the note, including $2,400 of accrued interest, was converted into 76,045,905 shares of common stock of the Company.

On April 21, 2011, the Company issued a convertible promissory note in the amount of $37,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on January 2, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $23,975 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for 2011.  Between October and December of 2011, the balance outstanding under the note, including $1,500 of accrued interest, was converted into 109,552,632 shares of common stock of the Company.

On May 27, 2011, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on February 16, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $20,779 related to the deemed beneficial conversion feature of this note, of which $17,305 has been amortized to interest expense in the accompanying statements of operations for 2011.  In December of 2011, the $8,000 of the principal balance outstanding under the note was converted into 63,095,237 shares of common stock of the Company. As of December 31, 2011, the principal balance was $24,500. Subsequent to year end, between January and March of 2012, the $17,600 of the principal balance outstanding under the note was converted into 173,581,349 shares of common stock of the Company.

On July 26, 2011, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 8% per annum. The note is unsecured and matures on April 17, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $22,377 related to the deemed beneficial conversion feature of this note, of which $12,435 has been amortized to interest expense in the accompanying statements of operations for 2011.  As of December 31, 2011, the principal remained unchanged.

On November 1, 2011, the Company issued a convertible promissory note in the amount of $20,000, bearing interest at a rate of 5% per annum. The note is unsecured and matures on August 31, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 35% discount to the market price, at the point of conversion. The Company recorded $10,769 related to the deemed beneficial conversion feature of this note, of which $2,393 has been amortized to interest expense in the accompanying statements of operations for 2011.  As of December 31, 2011, the principal remained unchanged.

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 7.  RELATED PARTY TRANSACTIONS

For the years ended December 31, 2011 and 2010, the Company accrued $428,800 and $332,000, respectively, in salaries payable to its three officers and major shareholders (excluding compensation to Mr. Long, described in the paragraph below).

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

On May 15, 2011, Mr. Scott O’Neal resigned from his position of COO, as well as the Board of Directors of the Company.  Under the terms of Separation Agreement of May 23, 2011, Mr. O’Neal surrendered 8,102,500 in exchange for $79,000, (at a price per share representing 35% discount to the closing price on May 20, 2011).  On May 24, 2011, the Company has executed a Convertible Note payable in the amount of $310,000 for the compensation accrued to Mr. O’Neal to the date of resignation. The Note matures on February 28, 2012; carries 5% interest; and contains conversion rights at 35% discount to then current market price, as defined in the agreement.  The Company recorded $124,385 related to the deemed beneficial conversion feature of this note, of which $79,554 has been amortized to interest expense in the accompanying statements of operations for 2011. During November and December of 2011, $2,540 of principal and $8,780 of accrued interest, outstanding under the Note, was converted into 100,000,000 shares of common stock of the Company. As of December 31, 2011, the principal balance was $307,460, and was reflected in the balance of convertible notes payable, on the accompanying balance sheets, as Mr. O’Neal is no longer considered a related party.  As of the same date, the balance of interest accrued under the note was $670.

As of December 31, 2011 and 2010, the balances of shareholder notes were $710,633 and $531,150, respectively.  The balances included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the notes at each respective year end was $14,978 and $2,818.  Interest paid during the corresponding annual periods was $17,088 and $17,647, respectively.  These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest. In October of 2010, $100,000 of the balance outstanding under the shareholder notes was converted into 2,500,000 shares of Class A convertible preferred stock of the Company.

For the years ended December 31, 2011 and 2010, the Company accrued $120,000 and $10,000, respectively, in salaries payable to the CEO, who joined the Company in the last quarter of 2010. Those amounts remained outstanding at each respective year end, and are included in the accrued expenses in the accompanying balance sheets.

On March 23, 2012, the Company announced official departure of Mr. Joshua D. Spivey from the Board of Directors.  By mutual agreement, the $35,000 of compensation accrued to Mr. Spivey, while he was the Chief Investment Officer, and $2,800 of related payroll taxes, were cancelled, and reflected as gain on extinguishment of liabilities on the accompanying statements of operations for 2011.

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 8.  COMMITMENTS AND CONTINGENCIES

The Company leases its location under a 26 month agreement, which was renewed in November of 2010.  For the years following December 31, 2011, future minimum annual rents under this agreement are as follows:

2012	$27,450

Total	$27,450

Rent expenses for the years ended December 31, 2011 and 2010, were $28,044 and $86,913, respectively, reflected in general and administrative expenses in the accompanying statements of operations.  Rent expense for 2010 included $61,500 for the second location, in Dallas Texas, leased between May and August of 2010.

NOTE 9.  OPERATING SEGMENTS

During the period from inception through December 31, 2011 the Company operated as a single business segment.

NOTE 10.  INCOME TAXES

For the years ended December 31, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At December 31, 2011, the Company had approximately $3,833,000 of net operating losses, which will begin to expire in 2027.

The reconciliation of income taxes at the U.S. federal statutory tax rate to our effective tax rate was as follows:

	Dec. 31, 2011	Dec. 31, 2010

Statutory provision (benefit) rate	34%	34%
State, and other taxes, net of federal
income tax benefit	-	-
Portion of net operating losses and
temporary differences resulting from the
establishment or reduction in the
valuation allowance	(34)	(34)
Effective tax rate	-%	-%

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 10.  INCOME TAXES - continued

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Dec. 31, 2011	Dec. 31, 2010

Deferred tax assets:
Inventory	$22,743	$25,417
Intangible assets	3,573	3,874
Syndication costs	8,500	8,500
Accrued liabilities	579,159	236,056
Beneficial conversion features	101,413	15,546
Sec. 179 deduction	10,733	12,453
Net operating loss carryforwards	1,303,321	1,175,506

Total deferred tax assets	2,029,442	1,477,352

Deferred tax liabilities:
Prepaid expenses	-	(103,718)
Facilities and equipment	(6,189)	(9,859)

Total deferred tax liabilities	(6,189)	(113,577)

Net deferred tax assets before valuation allowance	2,023,253	1,363,775
Less: Valuation allowance	(2,023,253)	(1,363,775)
Net deferred tax assets	$-	$-

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

As of January 1, 2009, the Company adopted ASC Topic No. 740-10, Income Taxes. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. ASC 740-10 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions and it has expanded disclosure requirements. The adoption of ASC 740-10 had no impact on the Company’s financial statements and there are no uncertain tax positions as of December 31, 2011 or 2010. The Company is currently subject to a three year statute of limitation by major tax jurisdictions.

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 11.  CONVERTIBLE PREFERRED STOCK

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

Effective November 30, 2011 the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of Class B convertible preferred stock from 20,000,000 to 980,000,000.

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 12.  COMMON STOCK

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

During January and February of 2011, the Company issued 18,822,102 shares of common stock in complete satisfaction of convertible note payable, originated on June 7, 2010, in the amount of $42,400. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

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

On June 10, 2011, the Company issued 10,000,000 shares of common stock due to conversion, by the holder, of 2,500,000 shares of Class A convertible preferred stock.

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

In August of 2011, the Company issued 12,250,784 shares of common stock in complete satisfaction of convertible note payable, originated on February 3, 2011, in the amount of  $36,400. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 12.  COMMON STOCK - continued

During September and October of 2011, the Company issued 76,045,905 shares of common stock in complete satisfaction of convertible note payable, originated on March 1, 2011, in the amount of $62,400. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

Effective November 30, 2011 the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of common stock from 450,000,000 to 5,000,000,000.

Between October and December of 2011, the Company issued 109,552,632 shares of common stock in complete satisfaction of convertible note payable, originated on April 21, 2011, in the amount of $39,000. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

In November and December of 2011, the Company issued 100,000,000 shares of common stock in partial satisfaction of convertible note payable, originated on May 24, 2011, in the amount of  $11,320. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

In December of 2011, the Company issued 63,095,237 shares of common stock in partial satisfaction of convertible note payable, originated on May 27, 2011, in the amount of  $8,000. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

During 2011, the Company issued 3,500,000 shares of common stock for professional services, valued at $81,600, based on the market price at the time of issuance.

During 2011, the Company issued 196,665,714 shares of common stock in satisfaction of trade payables in the amount of $443,716.

NOTE 13.  SUBSEQUENT EVENTS

Between January and March of 2012, the Company issued 173,581,349 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on May 27, 2011, in the amount of $17,600. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

Between January and March of 2012, the Company issued 1,258,333,334 shares of common stock in partial satisfaction of outstanding balance under the convertible note payable, originated on May 24, 2011, in the total amount of $88,650, which included $3,392.05 of interest. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

On January 25, 2012, the Company issued 76,923,000 shares of common stock in satisfaction of $5,000 owed under a consulting agreement. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

EVCARCO, INC.
Notes to Financial Statements
December 31, 2011 and 2010

NOTE 13.  SUBSEQUENT EVENTS - continued

On February 22, 2012, the Company issued 3,500,000 shares of Class B convertible preferred stock to an officer and director for $7,350 in partial satisfaction of the loan payable to such officer and director. The number of Class B shares was determined by applying a discount, for the lack of marketability and liquidity, of approximately 30% to the market price of common stock, multiplied by ten, which represents conversion rights of a Class B share into common stock.

In March of 2012, the Company issued 18,105,818 shares of common stock for a negotiated settlement relating to several private purchases of our stock in late 2010 and early 2011.

On March 27, 2012, Mr. Edouard Prous resigned from the Board of Directors and his position of Chief Technical Officer. Compensation accrued to Mr. Prous during his employment, in the amount of $455,000, will remain in place, and continue to accrue interest of 5% per year, according to the original agreement. In relation to the separation, Mr. Prous has exchanged his 500,000 shares of the Company’s Class B Convertible Preferred Stock, with Mr. Frolov, current CFO, for 5,000,000 shares of common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined by Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. Based upon that evaluation, as required by Rule 15d-15(b), our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective for the following reasons:

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Registrant

The name, age and position of each of our directors and executive officers as of December 31, 2011 were as follows:

Name	Age	Position
Mack Sanders	51	Chief Executive Officer
Nikolay Frolov	39	Chief Financial Officer, Treasurer and Director
Edouard Prous	36	Chief Technology Officer, Vice President and Director

Mr. Mack Sanders is our Chief Executive Officer. He has served in this capacity since December 16, 2010. Mr. Sanders has over 25 years of extensive automotive experience, working in various management and sales capacities for several dealerships in the state of Texas. For the last decade, Mr. Sanders owned and operated successful automobile wholesale business.

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

Mr. Edouard Prous is our CTO, Vice President of International Operations and Distribution, and Director. He has served in these capacities since we were incorporated on October 14, 2008. Mr. Prous, a Russian native, has extensive experience in international business and the auto industry. Prior to joining EVCARCO in 2008, Mr. Prous founded and ran Ace Plus, Inc. From 2001 to 2006, Mr. Prous served as COO of ONPRO, Inc. Mr. Prous has also been the COO of Auto Solutions, Inc. He started his career at Accurate Auto Group, where he served as vice president from 1995-1999. Mr. Prous resigned from the Company on March 27, 2012.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

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

Code of Ethics

As of December 31, 2011, we had not adopted a Code of Ethics, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

 ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation paid by us to our officers and directors for the fiscal years ended December 31, 2011 and 2010.

							Non-Equity	Non-qualified
							Incentive	Deferred	All
Name and					Stock	Option	Plan	Comp.	Other
Principal			Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position		Year	($)	($)	($)	($)	($)	($)	($)	($)
Mack Sanders
CEO		2011	120,000	-	-	-	-	-	-	120,000
		2010	10,000	-	-	-	-	-	-	10,000
Nikolay Frolov,
CFO, Treasurer		2011	180,000	-	-	-	-	-	-	180,000
and Director		2010	91,000	-	-	-	-	-	-	91,000
Scott O'Neal,
COO, Secretary		2011	68,800	-	-	-	-	-	-	68,800
VP and Director	(1)	2010	121,000	-	-	-	-	-	-	121,000
Edouard Prous,
CTO, VP and		2011	180,000	-	-	-	-	-	-	180,000
Director	(2)	2010	120,000	-	-	-	-	-	-	120,000

Amounts of compensation for 2011 and 2010, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

(1) Mr. O’Neal resigned from the Company on May 15, 2011.
(2) Mr. Prous resigned from the Company on March 27, 2012.

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

For the year 2011 and 2010, the Company accrued $20,000 and $15,000, respectively, in compensation for former Chief Investment Officer and Director, Joshua Spivey.  By mutual agreement, upon his departure from the Company on March 23, 2012, the entire amount of $35,000, along with the related accrued payroll taxes of $2,800, was cancelled and is shown as gain on extinguishment of liabilities on the accompanying statements of operations for 2011, and is not reflected in the table above.

Outstanding Equity Awards

We do not currently have a stock option plan, but we do anticipate putting in place a long-term incentive plan providing compensation, intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at December 31, 2011 and 2010.

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

The following table summarizes all compensation awarded to, earned by or paid to our directors for all services rendered to us for the fiscal years ended December 31, 2011 and 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2012 for (1) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; (2) each of our executive officers; (3) each of our directors; and (4) all of our executive officers and directors as a group.

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

The percentage ownership information shown in the table below is calculated based on 2,245,378,261 shares of common stock, which includes 2,195,378,261 shares of our common stock issued and outstanding as of March 30, 2012, increased by 50,000,000 shares of common stock, representing the right to acquire beneficial ownership of the holder of 5,000,000 shares of Class B convertible preferred stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership		Percentage
Common Stock	Mack Sanders and CEO	107,000		0.005%
Common Stock	Nikolay Frolov, CFO, Treasurer and Director	51,885,000	(1)	2.311%
	All Officers and Directors as a Group	51,992,000		2.316%

	Total shares outstanding	2,245,378,261

(1) Includes the effect given to 50,000,000 shares of common stock, which can be acquired by converting 5,000,000 shares of Class B convertible preferred stock, held by Mr. Frolov.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the stock transactions discussed below, EVCARCO, Inc. has not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of the company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

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

On June 10, 2011, the Company issued 10,000,000 shares of common stock due to conversion, by Mr. Frolov, of 2,500,000 shares of Class A convertible preferred stock.

On February 22, 2012, the Company issued 3,500,000 shares of Class B convertible preferred stock to Mr. Frolov, for $7,350 in partial satisfaction of the loan payable to the shareholder. The number of Class B shares was determined by applying a discount, for the lack of marketability and liquidity, of approximately 30% to the market price of common stock, multiplied by ten, which represents conversion rights of a Class B share into common stock.

On March 23, 2012, the Company announced official departure of Mr. Joshua D. Spivey from the Board of Directors.  By mutual agreement, $35,000 in compensation accrued to Mr. Spivey, while he was the Chief Investment Officer, has been cancelled, along with the related accrued payroll taxes.

On March 27, 2012, Mr. Edouard Prous resigned from the Board of Directors and his position of Chief Technical Officer. Compensation accrued to Mr. Prous during his employment, in the amount of $455,000, will remain in place, and continue to accrue interest of 5% per year, according to the original agreement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table includes the aggregate fees paid to our independent registered public accounting firm for the years ended December 31:

	2011	2010

Audit fees	$36,491	$15,945
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
	$36,491	$15,945

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Forth Worth, State of Texas, on April 16, 2012.

EVCARCO, INC.

/s/ MACK SANDERS
Mack Sanders
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2012.

Signatures	Title

/s/ MACK SANDERS	Chief Executive Officer
(Mack Sanders)	(Principal Executive Officer)

/s/ NIKOLAY FROLOV	Chief Financial Officer, Treasurer and Director
(Nikolay Frolov)	(Principal Financial and Accounting Officer)

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