Form 10-Q
period 2012-03-31
EVCARCO, INC.
filed 2012-05-21
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-53978

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2012, there were 2,845,378,261 shares of Common Stock, $0.001 par value; and 7,000,000 shares of Class B Convertible Preferred Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVCARCO, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements

Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-2

Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	F-3

Statement of Stockholders' Deficit for the Three Months Ended March 31, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	F-5

Condensed Notes to Financial Statements	F-6 to F-11

EVCARCO, Inc.
Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$18,819	$26,046
Inventory	128,728	165,778
Other receivables	21,005	21,045
Prepaid expenses	297	1,188

Total current assets	168,849	214,057

Facilities and equipment	32,807	32,807
Accumulated depreciation	(15,040)	(13,470)

Facilities and equipment, net	17,767	19,337

Other assets	2,288	2,288

TOTAL ASSETS	$188,904	$235,682

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$637,153	$606,527
Accrued expenses	235,216	197,070
Accrued interest (related parties)	1,776	14,978
Other payables	3,307	4,247
Convertible notes payable	280,104	346,530
Loans payable to shareholders	832,549	710,633

Total current liabilities	1,990,105	1,879,985

Commitments and contingencies

Stockholders' deficit

15,000,000 shares Class A Convertible Preferred Stock
Authorized at $0.001/par value ($1.00 liquidation preference),
0 and 0 shares issued and outstanding	-	-
980,000,000 shares Class B Convertible Preferred Stock
Authorized at $0.001/par value ($5.00 liquidation preference),
5,000,000 and 1,500,000 shares issued and outstanding	5,000	1,500
5,000,000,000 shares Common Stock
Authorized at $0.001/par value
2,195,378,261 and 668,434,760 shares
issued and outstanding, respectively	2,195,378	668,435
Additional paid-in capital	2,253,325	3,665,168
Accumulated deficit	(6,254,904)	(5,979,406)

Total stockholders' deficit	(1,801,201)	(1,644,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$188,904	$235,682

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$309,738	$118,401

Cost of goods sold	280,435	115,552

Gross Profit	29,303	2,849

Sales and marketing expenses	2,485	10,795
General and administrative expenses	254,167	684,048
Depreciation and amortization	1,570	1,806

Total Operating Expenses	258,222	696,649

Operating Loss	(228,919)	(693,800)

Other loss
Interest expense (related parties)	(6,606)	(7,060)
Interest expense	(39,973)	(28,929)

Total Other Loss	(46,579)	(35,989)

Loss before income taxes	(275,498)	(729,789)

Income tax (expense) benefit	-	-

Net Loss	$(275,498)	$(729,789)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of	1,252,568,979	92,795,072
common shares outstanding

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
Statement of Stockholders' Deficit

			Class B Convertible		Additional
	Common stock		Preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance December 31, 2011	668,434,760	$668,435	1,500,000	$1,500	$3,665,168	$(5,979,406)	$(1,644,303)

Stock issued for note conv. @ $0.00009/sh. Jan. 2012	44,444,444	44,444	-	-	(40,444)		4,000
Stock issued for note conv. @ $0.00005/sh. Jan. 2012	38,000,000	38,000	-	-	(36,100)		1,900
Stock issued for note conv. @ $0.000045/sh. Jan. 2012	108,000,000	108,000	-	-	(103,140)		4,860
Stock issued for note conv. @ $0.00007/sh. Jan. 2012	21,428,571	21,429	-	-	(19,929)		1,500
Stock issued for debt conv. @ $0.000065/sh. Jan. 2012	76,923,000	76,923	-	-	(71,923)		5,000
Stock issued for note conv. @ $0.00012/sh. Feb. 2012	43,333,334	43,333	-	-	(38,133)		5,200
Stock issued for note conv. @ $0.000045/sh. Feb. 2012	36,000,000	36,000	-	-	(34,380)		1,620
Stock issued for note conv. @ $0.00009/sh. Feb. 2012	11,333,334	11,333	-	-	(10,313)		1,020
Stock issued for note conv. @ $0.0001/sh. Feb. 2012	50,000,000	50,000	-	-	(45,000)		5,000
Stock issued for note conv. @ $0.000065/sh. Feb. 2012	200,000,000	200,000	-	-	(187,000)		13,000
Stock issued for note conv. @ $0.00013/sh. Feb. 2012	100,000,000	100,000	-	-	(87,000)		13,000
Stock issued for note conv. @ $0.00016/sh. Feb. 2012	21,875,000	21,875	-	-	(18,375)		3,500
Stock issued for note conv. @ $0.0001/sh. Feb. 2012	50,000,000	50,000	-	-	(45,000)		5,000
Stock issued for loan @ $0.0021/sh. Feb. 2012	-	-	3,500,000	3,500	3,850		7,350
Stock issued for note conv. @ $0.00013/sh. Mar. 2012	50,000,000	50,000	-	-	(43,500)		6,500
Stock issued for settlement Mar. 2012	18,105,818	18,106	-	-	(18,106)		-
Stock issued for note conv. @ $0.00005/sh. Mar. 2012	215,000,000	215,000	-	-	(204,250)		10,750
Stock issued for note conv. @ $0.000065/sh. Mar. 2012	400,000,000	400,000	-	-	(374,000)		26,000
Stock issued for note conv. @ $0.00008/sh. Mar. 2012	42,500,000	42,500	-	-	(39,100)		3,400

Net loss						(275,498)	(275,498)

Balance March 31, 2012 (Unaudited)	2,195,378,261	$2,195,378	5,000,000	$5,000	$2,253,325	$(6,254,904)	$(1,801,201)

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc.
Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

Operating activities:

Net loss	$(275,498)	$(729,789)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	1,570	1,806
Consulting expenses (stock)	-	286,578
Interest expense (stock)	3,808	-
Beneficial conversion feature amortization	35,763	28,148

Change in operating assets and liabilities:
Inventory	37,050	56,250
Other receivables	40	(3,423)
Prepaid expenses	891	-
Accounts payable	35,626	71,229
Accrued expenses	38,399	58,181
Accrued interest (related parties)	(13,202)	(1,233)
Other payables	(940)	719

Net cash flows used in operating activities	(136,493)	(231,534)

Financing activities:
Proceeds from convertible notes payable	-	95,000
Net change in loans payable (related parties)	129,266	104,536

Net cash flows provided by financing activities	129,266	199,536

Decrease in cash and cash equivalents	(7,227)	(31,998)

Cash and cash equivalents at beginning of year	26,046	77,680

Cash and cash equivalents at end of year	$18,819	$45,682

Cash paid for:

Interest	$402	$1,755
Interest (related parties)	$6,229	$8,293

Non-cash activities:

Stock issued for services	$-	$38,900
Stock issued for loans and accounts payable	$118,600	$206,572
Debt discount from beneficial conversion feature	$-	$60,738

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC.
Condensed Notes to Financial Statements
March 31, 2012

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

EVCARCO, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.  The Company sells “green” automobiles, offering the latest technology electric vehicles, pre-owned vehicles converted to various green technologies and other pre-owned vehicles.

NOTE 2.   BASIS OF PRESENTATION

The Financial Statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These financial statements should be read in conjunction with the Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

NOTE 4.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Mar. 31, 2012	Dec. 31, 2011

New vehicles	$52,500	$52,500
Pre-owned vehicles	47,100	84,150
Other items	29,128	29,128

Total inventory	$128,728	$165,778

EVCARCO, INC.
Condensed Notes to Financial Statements
March 31, 2012
NOTE 5.  PREPAID EXPENSES

As of March 31, 2012 and December 31, 2011, balances of prepaid expenses were $297 and $1,188, respectively. Both represented prepaid insurance.

NOTE 6.  CONVERTIBLE NOTES PAYABLE

On August 25, 2010, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 34.29% per annum. The note was unsecured and matured on February 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 40% discount to the market price, at the point of conversion. The Company recorded $23,333 related to the deemed beneficial conversion feature of this note, all of which has been amortized prior to December 31, 2011. On February 27, 2011, $32,400 of the principal outstanding under the note was converted into 18,000,000 shares of common stock of the Company.  As of March 31, 2012 and December 31, 2011, both, principal balance of note was $2,600.

On May 24, 2011, the Company issued a Convertible Note payable in the amount of $310,000, for the compensation accrued to Mr. O’Neal, former COO and Director, to the date of his resignation on May 15, 2011. The Note matured on February 28, 2012; carries 5% interest; and contains conversion rights at 35% discount to then current market price, as defined in the agreement.  The Company recorded $124,385 related to the deemed beneficial conversion feature of this note, of which $21,238 has been amortized to interest expense in the accompanying statements of operations for the three months ended March 31, 2012. During November and December of 2011, $2,540 of principal and $8,780 of accrued interest, outstanding under the Note, was converted into 100,000,000 shares of common stock of the Company.  Between January and March of 2012, $85,258 of principal and $3,392 of accrued interest, outstanding under the Note, was converted into 1,258,333,334 shares of common stock of the Company.  As of March 31, 2012 and December 31, 2011, the principal balance was $222,871 and $307,460, respectively. As of December 31, 2011, balance of interest accrued under the Note was $670.

On May 27, 2011, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on February 16, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $20,779 related to the deemed beneficial conversion feature of this note, of which $3,474 has been amortized to interest expense in the accompanying statements of operations for the three months ended March 31, 2012.  In December of 2011, $8,000 of the principal balance outstanding under the note was converted into 63,095,237 shares of common stock of the Company. Between January and March of 2012, $17,600 of the principal balance outstanding under the note was converted into 173,581,349 shares of common stock of the Company. As of March 31, 2012 and December 31, 2011, the principal balance was $6,900 and $24,500, respectively. Subsequent to quarter end, on April 18, 2012, the remaining balance, including $1,300 of accrued interest was converted into 102,500,000 shares of common stock of the Company.

EVCARCO, INC.
Condensed Notes to Financial Statements
March 31, 2012

NOTE 6.  CONVERTIBLE NOTES PAYABLE - continued

On July 26, 2011, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 8% per annum. The note is unsecured and matured on April 17, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $22,377 related to the deemed beneficial conversion feature of this note, of which $7,461 has been amortized to interest expense in the accompanying statements of operations for the three months ended March 31, 2012.  As of March 31, 2012, the principal remained unchanged.

On November 1, 2011, the Company issued a convertible promissory note in the amount of $20,000, bearing interest at a rate of 5% per annum. The note is unsecured and matures on August 31, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 35% discount to the market price, at the point of conversion. The Company recorded $10,769 related to the deemed beneficial conversion feature of this note, of which $3,590 has been amortized to interest expense in the accompanying statements of operations for the three months ended March 31, 2012.  As of March 31, 2012, the principal remained unchanged.  As of March 31, 2012, balance of interest accrued under the Note was $416.

NOTE 7.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2012 and 2011, the Company accrued $89,230 and $90,000, respectively, in salaries payable to its two officers and major shareholders.

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

As of March 31, 2012 and December 31, 2011, the balances of shareholder notes were $832,549 and $710,633, respectively, including balance owed to Mr. Prous, as he is considered an insider for 90 days after resignation.  The balances included accrued salaries, along with various advances to and from the Company.  The notes are unsecured, due upon demand and accrue interest at the end of each month on the then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the notes at March 31, 2012, and December 31, 2011, was $1,776 and $14,978, respectively.  Interest paid during the three months ended March 31, 2012 and 2011, was $6,229 and $8,293, respectively.  These notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest.

For the three months ended March 31, 2012 and 2011, the Company accrued $30,000, each, in salaries payable to the CEO, who joined the company in the last quarter of 2010. As of March 31, 2012 and December 31, 2011, the balances of the accrued compensation were $160,000 and $130,000, respectively, and are included in the accrued expenses on the accompanying balance sheets.

EVCARCO, INC.
Condensed Notes to Financial Statements
March 31, 2012
NOTE 8.  OPERATING SEGMENTS

During the period from inception through March 31, 2012 the Company operated as a single business segment.

NOTE 9.  GOING CONCERN

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had negative working capital of $1,821,256 and an accumulated deficit of $6,254,904 at March 31, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

EVCARCO, INC.
Condensed Notes to Financial Statements
March 31, 2012

NOTE 10.  CONVERTIBLE PREFERRED STOCK - continued

In February of 2011, the Board of Directors approved an exchange for the three officers, directors and major shareholders - Mr. O’Neal, Mr. Prous and Mr. Frolov.  The exchange resulted in cancellation of 15,000,000 shares of common stock, in total, held by the individuals, and issuance of 1,500,000 shares of Class B convertible preferred stock, based on 1:10 conversion rights attached to Class B shares.  On June 10, 2011, relating to his separation from the Company, Mr. O’Neal exchanged 500,000 shares of Class B convertible preferred stock, with Mr. Frolov, for 5,000,000 shares of common stock.  On March 30, 2012, relating to his separation from the Company, Mr. Prous exchanged 500,000 shares of Class B convertible preferred stock, with Mr. Frolov, for 5,000,000 shares of common stock.

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

NOTE 11.  COMMON STOCK

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
Condensed Notes to Financial Statements
March 31, 2012
NOTE 11.  COMMON STOCK - continued

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

NOTE 12.  SUBSEQUENT EVENTS

On April 15, 2012, the Company signed a Convertible Note agreement. Under the agreement, the Company can borrow up to $100,000, at discretion of the Holder.  The note is bearing interest at a rate of 24% per annum. It is unsecured and matures on January 15, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a 45% discount to the market price, at the point of conversion. In April of 2012, the Company received $20,000 in advance under the note.

On April 20, 2012, the Company issued 2,000,000 shares of Class B convertible preferred stock to an officer and director for $2,800 in partial satisfaction of the loan payable to such officer and director. The number of Class B shares was determined by applying a discount, for the lack of marketability and liquidity, of approximately 30% to the market price of common stock, multiplied by ten, which represents conversion rights of a Class B share into common stock.

During April and May of 2012, the Company issued 445,000,000 shares of common stock in partial satisfaction of outstanding balance under the convertible note payable, originated on May 24, 2011, in the total amount of $25,250, which included $2,033 of interest. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

On April 18, 2012, the Company issued 102,500,000 shares of common stock to pay off the remaining balance outstanding under the convertible note payable, originated on May 27, 2011, in the amount of $8,200. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

On May 3, 2012, the Company issued 100,000,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on July 26, 2011, in the amount of $7,000. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

On May 3, 2012, the Company issued 2,500,000 shares of common stock for a negotiated settlement relating to several private purchases of our stock in late 2010 and early 2011.

On May 8, 2012, EVCARCO, Inc. entered into a Share Exchange Agreement with The Third Stone Corporation, a Wyoming corporation (“TSC”), whereby we have agreed to acquire one hundred percent (100%) of the outstanding common and preferred stock of TSC in exchange for 1,664,752,000 shares of our common stock, and 1,000,000 shares of our Class B Convertible Preferred stock.  The closing of the transaction is expected to occur in the late part of May of 2012.

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

Overview

EVCARCO, Inc was incorporated on October 14, 2008 in the State of Nevada.  We have begun our business operations, and we currently have minimal revenue and no significant assets, as a result, we face substantial liquidity risk and uncertainty, near-term and otherwise, which threatens our ability to continue.  EVCARCO, Inc. has never declared bankruptcy, has never been in receivership, and has never been involved in any illegal action or proceedings.

Since becoming incorporated, EVCARCO, Inc. has not made any significant purchases or sale of assets. EVCARCO, Inc. is not a blank check registrant as that term is defined in Rule 419(a) (2) of Regulation C of the Securities Act of 1933, since it has a specific business plan or purpose.

On March 27, 2012, Mr. Edouard Prous resigned from the Company’s Board of Directors, and his position of CTO.

On May 8, 2012, EVCARCO, Inc. entered into a Share Exchange Agreement with The Third Stone Corporation, a Wyoming corporation (“TSC”), whereby we have agreed to acquire one hundred percent (100%) of the outstanding common and preferred stock of TSC in exchange for 1,664,752,000 shares of our common stock, and 1,000,000 shares of our Class B Convertible Preferred stock.  The closing of the transaction is expected to occur in the late part of May of 2012. Upon the closing, TSC will become a wholly-owned subsidiary of the Company.

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

For the quarterly periods ended March 31, 2012 and 2011, gross revenues were $309,738 and $118,401, gross profit was $29,303 and $2,849, respectively. Net losses for the same quarterly periods were $275,498 and $729,789, including approximately $119,000 and $180,000, respectively, of accrued compensation to the officers of the Company.

As of March 31, 2012, the Company had assets of $188,904, and total liabilities of $1,990,105.  As of December 31, 2011, the Company had assets of $235,682, and total liabilities of $1,879,985.

Amounts for revenues and gross margins reflect sporadic operations of the company affected by limited financial resources. The trend in losses reflects the rise in business activity and increasing efforts in realizing the Company’s business plan and starting normal business operations.  Major areas of increasing expenditures include: legal and professional fees relating to compliance and reporting; consulting services (mainly paid for by stock issuances) relating to marketing, business development, investor and public relations.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, the Company had no significant cash reserves or other liquid assets.

As of March 31, 2012 and December 31, 2011, working capital deficiency amounted to $1,821,256 and $1,665,928, respectively.

Meeting future liquidity needs will require sales of dealership franchises, as well as income from new and pre-owned auto sales and service. We estimate it will take an estimated $165,000 per Company dealership location in addition to a line of credit of $1.2 million for floor plans at each location. This means that our ability to proceed with our plan of operation will continually be a function of our ability to raise sufficient capital to continue our operations.

Other Items and Conditions

As of March 31, 2012, the Company had $1,990,105 of current liabilities outstanding.  That amount included $834,325 owed to the two officers and major shareholders of the Company (primarily for accrued compensation), and $280,104 of convertible debt.

As of December 31, 2011, the Company had $1,879,985 of current liabilities outstanding.  That amount included $725,611 owed to the two officers and major shareholders of the Company (primarily for accrued compensation), and $346,530 of convertible debt.

The Company has no off balance sheet arrangements, or significant obligations under any contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. During the quarter ended on March 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
04/12/12	100,000,000	Common Stock	Debt Conversion - $6,500	Reg. D	None
04/18/12	100,000,000	Common Stock	Debt Conversion - $8,200	Reg. D	None
04/16/12	85,000,000	Common Stock	Debt Conversion - $4,250	Reg. D	None
04/23/12	80,000,000	Common Stock	Debt Conversion - $4,000	Reg. D	None
04/24/12	100,000,000	Common Stock	Debt Conversion - $6,500	Reg. D	None
05/03/12	80,000,000	Common Stock	Debt Conversion - $4,000	Reg. D	None
05/03/12	100,000,000	Common Stock	Debt Conversion - $7,000	Reg. D	None
05/03/12	2,500,000	Common Stock	Settlement	Reg. D	None

* For per share price, see Statement of Stockholders’ Equity.  No commissions or discounts were paid.

** The Company relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable.  In all cases, there was no public solicitation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C., Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVCARCO, INC.

Date: May 21, 2012	By:	/s/ Mack Sanders
Mack Sanders
Principal Executive Officer

Date: May 21, 2012	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)