Form 10-Q
period 2012-06-30
EVCARCO, INC.
filed 2012-08-31
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 21, 2012, there were 11,080,322 shares of Common Stock, $0.001 par value; and 8,000,000 shares of Class B Convertible Preferred Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVCARCO, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-2

Consolidated Statements of Operations for the Three and the Six Months Ended June 30, 2012 and 2011 (Unaudited)	F-3

Consolidated Statement of Stockholders' Deficit for the Six Months Ended June 30, 2012 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	F-5

Condensed Notes to Consolidated Financial Statements	F-6 to F-12

EVCARCO, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$14,491	$26,046
Accounts Receivable	39,950	-
Inventory	131,348	165,778
Other receivables	14,777	21,045
Prepaid expenses	-	1,188

Total current assets	200,566	214,057

Property and equipment	621,702	32,807
Accumulated depreciation	(40,980)	(13,470)

Property and equipment, net	580,722	19,337

Other assets	5,424	2,288

TOTAL ASSETS	$786,712	$235,682

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$857,839	$606,527
Accrued expenses	1,008,485	197,070
Accrued interest (related parties)	6,417	14,978
Deferred rent	21,726	-
Other payables	9,323	4,247
Convertible notes payable	244,589	346,530
Loans payable to shareholders	540,238	710,633

Total current liabilities	2,688,617	1,879,985

Commitments and contingencies

Stockholders' deficit

15,000,000 shares Class A Convertible Preferred Stock
Authorized at $0.001/par value ($1.00 liquidation preference),
no shares issued and outstanding	-	-
75,000,000 shares Class B Convertible Preferred Stock
Authorized at $0.001/par value ($5.00 liquidation preference),
8,000,000 and 1,500,000 shares issued and outstanding, respectively	8,000	1,500
900,000,000 shares Common Stock
Authorized at $0.001/par value
9,580,322 and 1,336,930 shares
issued and outstanding, respectively	9,580	1,337
Additional paid-in capital	4,692,530	4,332,266
Accumulated deficit	(6,612,015)	(5,979,406)

Total Stockholders' Deficit	(1,901,905)	(1,644,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$786,712	$235,682

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Three Months Ended			For the Six Months Ended
	Jun. 30, 2012	Jun. 30, 2011	Jun. 30, 2012	Jun. 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$210,674	$230,695	$520,412	$349,095

Total Revenues	210,674	230,695	520,412	349,095

Cost of goods sold	185,155	211,836	465,590	327,388

Gross Profit	25,519	18,859	54,822	21,707

Sales and marketing expenses	2,614	5,297	5,099	16,093
General and administrative expenses	327,454	466,950	581,621	1,151,032
Depreciation and amortization	22,107	1,826	23,677	3,633

Total Operating Expenses	352,175	474,073	610,397	1,170,758

Operating Loss	(326,656)	(455,214)	(555,575)	(1,149,051)

Other income/(loss)
Interest income	-	-	-	37
Interest expense (related parties)	(5,899)	(7,123)	(12,505)	(14,184)
Interest expense	(24,556)	(57,323)	(64,529)	(86,251)

Total Other Loss	(30,455)	(64,446)	(77,034)	(100,398)

Loss before income taxes	(357,111)	(519,660)	(632,609)	(1,249,449)

Income tax (expense) benefit	-	-	-	-

Net loss	$(357,111)	$(519,660)	$(632,609)	$(1,249,449)

Basic and diluted loss per share	$(0.05)	$(2.05)	$(0.13)	$(5.69)

Weighted average number of	7,037,302	253,329	4,771,220	219,647
common shares outstanding

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit

			Class B Convertible		Additional
	Common stock		Preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance December 31, 2011	1,336,930	$1,337	1,500,000	$1,500	$4,332,266	$(5,979,406)	$(1,644,303)

Stock issued for note conv. @ $0.0450/sh. Jan. 2012	88,889	89	-	-	3,911		4,000
Stock issued for note conv. @ $0.0250/sh. Jan. 2012	76,000	76	-	-	1,824		1,900
Stock issued for note conv. @ $0.0225/sh. Jan. 2012	216,000	216	-	-	4,644		4,860
Stock issued for note conv. @ $0.0350/sh. Jan. 2012	42,857	43	-	-	1,457		1,500
Stock issued for debt conv. @ $0.0325/sh. Jan. 2012	153,846	154	-	-	4,846		5,000
Stock issued for note conv. @ $0.0600/sh. Feb. 2012	86,667	86	-	-	5,114		5,200
Stock issued for note conv. @ $0.0225/sh. Feb. 2012	72,000	72	-	-	1,548		1,620
Stock issued for note conv. @ $0.0450/sh. Feb. 2012	22,667	22	-	-	998		1,020
Stock issued for note conv. @ $0.0500/sh. Feb. 2012	100,000	100	-	-	4,900		5,000
Stock issued for note conv. @ $0.0325/sh. Feb. 2012	400,000	400	-	-	12,600		13,000
Stock issued for note conv. @ $0.0650/sh. Feb. 2012	200,000	200	-	-	12,800		13,000
Stock issued for note conv. @ $0.0800/sh. Feb. 2012	43,750	44	-	-	3,456		3,500
Stock issued for note conv. @ $0.0500/sh. Feb. 2012	100,000	100	-	-	4,900		5,000
Stock issued for loan @ $0.0021/sh. Feb. 2012	-	-	3,500,000	3,500	3,850		7,350
Stock issued for note conv. @ $0.0650/sh. Mar. 2012	100,000	100	-	-	6,400		6,500
Stock issued for settlement Mar. 2012	36,212	36	-	-	(36)		-
Stock issued for note conv. @ $0.0250/sh. Mar. 2012	430,000	430	-	-	10,320		10,750
Stock issued for note conv. @ $0.0325/sh. Mar. 2012	800,000	800	-	-	25,200		26,000
Stock issued for note conv. @ $0.0400/sh. Mar. 2012	85,000	85	-	-	3,315		3,400
Stock issued for note conv. @ $0.0325/sh. Apr. 2012	400,000	400	-	-	12,600		13,000
Stock issued for note conv. @ $0.0250/sh. Apr. 2012	330,000	330	-	-	7,920		8,250
Stock issued for note conv. @ $0.0400/sh. Apr. 2012	205,000	205	-	-	7,995		8,200
Stock issued for loan @ $0.0014/sh. Feb. 2012	-	-	2,000,000	2,000	800		2,800
Stock issued for note conv. @ $0.0250/sh. May 2012	320,000	320	-	-	7,680		8,000
Stock issued for note conv. @ $0.0350/sh. May 2012	200,000	200	-	-	6,800		7,000
Stock issued for settlement May 2012	5,000	5	-	-	(5)		-
Stock issued for note conv. @ $0.0325/sh. May 2012	400,000	400	-	-	12,600		13,000
Stock issued to acquire subsidiary, May 2012	3,329,504	3,330	1,000,000	1,000	163,145		167,475
Proceeds received for shares to be issued, May 2012	-	-	-	-	2,500		2,500
Beneficial conversion features	-	-	-	-	26,182		26,182

Net loss						(632,609)	(632,609)

Balance March 31, 2012 (Unaudited)	9,580,322	$9,580	8,000,000	$8,000	$4,692,530	$(6,612,015)	$(1,901,905)

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Operating activities:

Net loss	$(632,609)	$(1,249,449)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	23,677	3,633
Consulting expenses (stock)	-	363,328
Interest expense (stock)	6,166	-
Beneficial conversion feature amortization	49,107	83,880

Change in operating assets and liabilities:
Accounts receivable	(39,950)	-
Inventory	34,430	47,300
Other receivables	6,268	5,709
Prepaid expenses	1,188	(2,970)
Accounts payable	175,770	241,739
Accrued expenses	221,380	101,272
Accrued interest (related parties)	1,048	910
Deferred rent	2,746	-
Other payables	75	(10,049)

Net cash flows used in operating activities	(150,704)	(414,697)

Financing activities:
Proceeds from convertible notes payable	32,000	165,000
Net change in loans payable (related parties)	107,149	221,447

Net cash flows provided by financing activities	139,149	386,447

Increase/(decrease) in cash and cash equivalents	(11,555)	(28,250)

Cash and cash equivalents at beginning of period	26,046	77,680

Cash and cash equivalents at end of period	$14,491	$49,430

Cash paid for:

Interest	$402	$1,755
Interest (related parties)	$11,457	$13,274

Non-cash activities:

Stock issued to acquire subsidiary	$167,475	$-
Stock issued for services	$-	$67,400
Stock issued for loans and accounts payable	$178,850	$470,512
Stock buyback for balance of shareholder advances	$-	$79,000
Debt discount from beneficial conversion feature	$26,182	$229,877
Reclassification of shareholder loan to accrued expenses	$455,000	$-

The accompanying footnotes are an integral part of these financial statements.

EVCARCO, INC. AND SUBSIDIARY
Condensed Notes to Consolidated Financial Statements
June 30, 2012

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

EVCARCO, Inc. (“The Company”) was incorporated under the laws of the State of Nevada on October 14, 2008.  The Company sells “green” automobiles, offering the latest technology electric vehicles, pre-owned vehicles converted to various green technologies and other pre-owned vehicles.

The Third Stone Corporation (“The Subsidiary”), a wholly owned subsidiary of EVCARCO, Inc., was incorporated in the State of Wyoming on September 27, 2011. The Subsidiary is currently producing consumer software applications in sports, social media, finance and home automation sectors.

NOTE 2.   BASIS OF PRESENTATION

The consolidated financial statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these consolidated financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

On June 12, 2012, the Company effectuated a 1-for-500 reverse stock split of its issued and outstanding common stock.  All amounts of shares reflected on these consolidated financial statements are on post reverse split basis.

NOTE 3.   ACQUISITION

On May 23, 2012 (“the acquisition date”), the Company acquired 100% of the outstanding common and preferred shares of The Third Stone Corporation in exchange for 3,329,504 shares of its common stock and 1,000,000 shares of Class B convertible preferred stock, valued at $167,475 based on the closing share price on May 23, 2012.  The results of the Subsidiary’s operations have been included in the consolidated financial statements since the acquisition date.

The following table summarizes the values of the assets acquired and liabilities assumed at the acquisition date.

Property and equipment, net	$30,538
Deposits	3,136
Total identifiable assets acquired	33,674
Total current liabilities	(420,724)
Net identifiable assets acquired	(387,050)
Internally developed software	554,525
Net assets acquired	$167,475

EVCARCO, INC. AND SUBSIDIARY
Condensed Notes to Consolidated Financial Statements
June 30, 2012

NOTE 3. ACQUISITION - continued

The table below presents pro forma consolidated income statement information as if the Subsidiary had been included in our consolidated results for the entire periods reflected.  The pro forma information has been prepared using the purchase method of accounting, giving effect to The Third Stone Corporation acquisition as if the acquisition had been completed on September 27, 2011 (date of incorporation for the Subsidiary). The pro forma information is not necessarily indicative of our results of operations had the merger been completed on the above date, nor is it necessarily indicative on our future results. The pro forma information includes adjustments to record the assets and liabilities of the Subsidiary at their respective fair values based on available information.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$210,875	$230,695	$522,657	$349,095
Operating loss	(400,745)	(455,214)	(880,580)	(1,149,051)
Net loss	(434,489)	(519,660)	(961,881)	(1,249,449)

Pro forma revenues reflect combined Company and Subsidiary. Pro forma operating and net losses reflect combined Company and Subsidiary, with the following pro forma adjustment: depreciation on the Subsidiary’s internally developed software has been eliminated.

 NOTE 4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of our financial instruments, including other receivables, accounts payable, accrued expenses, and other payables approximate fair value due to their short maturities. Carrying value of convertible notes payable approximate fair values as they approximate market rates of interest. None of our financial instruments are held for trading purposes.

NOTE 5.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	Jun. 30, 2012	Dec. 31, 2011

New vehicles	$52,500	$52,500
Pre-owned vehicles	49,720	84,150
Other items	29,128	29,128

Total inventory	$131,348	$165,778

NOTE 6.  PREPAID EXPENSES

As of June 30, 2012 and December 31, 2011, balances of prepaid insurance expense were $0 and $1,188, respectively.

EVCARCO, INC. AND SUBSIDIARY
Condensed Notes to Consolidated Financial Statements
June 30, 2012

NOTE 7.  CONVERTIBLE NOTES PAYABLE

On August 25, 2010, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 34.29% per annum. The note was unsecured and matured on February 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 40% discount to the market price, at the point of conversion. The Company recorded $23,333 related to the deemed beneficial conversion feature of this note, all of which has been amortized as of maturity date. On February 27, 2011, $32,400 of the principal outstanding under the note was converted into 36,000 shares of common stock of the Company.  As of June 30, 2012 and December 31, 2011, both, principal balance of note was $2,600.

On May 24, 2011, the Company issued a convertible note payable in the amount of $310,000, for the compensation accrued to Mr. O’Neal, former COO and Director, to the date of his resignation on May 15, 2011. The note matured on February 28, 2012; carries 5% interest; and contains conversion rights at 35% discount to then current market price, as defined in the agreement.  The Company recorded $124,385 related to the deemed beneficial conversion feature of this note, all of which has been amortized as of maturity date. During November and December of 2011, $2,540 of principal and $8,780 of accrued interest, outstanding under the note, was converted into 200,000 shares of common stock of the Company.  Between January and March of 2012, $85,258 of principal and $3,392 of accrued interest, outstanding under the note, was converted into 2,516,667 shares of common stock of the Company.  Between April and June of 2012, $40,776 of principal and $1,474 of accrued interest, outstanding under the note, was converted into 1,450,000 shares of common stock of the Company. As of June 30, 2012 and December 31, 2011, the principal balance was $182,095 and $307,460, respectively. As of the same dates, balance of interest accrued under the note was $917 and $670, respectively.

On May 27, 2011, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on February 16, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $20,779 related to the deemed beneficial conversion feature of this note, all of which has been amortized as of maturity date.  In December of 2011, $8,000 of the principal balance outstanding under the note was converted into 126,191 shares of common stock of the Company. Between January and March of 2012, $17,600 of the principal balance outstanding under the note was converted into 347,163 shares of common stock of the Company. In April of 2012, $6,900 of the principal and $1,300 of accrued interest outstanding under the note was converted into 205,000 shares of common stock of the Company. As of June 30, 2012 and December 31, 2011, the principal balance was $0 and $24,500, respectively.

On July 26, 2011, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 8% per annum. The note is unsecured and matured on April 17, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $22,377 related to the deemed beneficial conversion feature of this note, of which $2,481 has been amortized to interest expense in the accompanying statements of operations for the three months ended June 30, 2012.  In May of 2012, $7,000 of the principal balance outstanding under the note was converted into 200,000 shares of common stock of the Company. As of June 30, 2012 and December 31, 2011, the principal balance was $28,000 and $35,000, respectively.

On November 1, 2011, the Company issued a convertible promissory note in the amount of $20,000, bearing interest at a rate of 5% per annum. The note is unsecured and matures on August 31, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 35% discount to the market price, at the point of conversion. The Company recorded $10,769 related to the deemed beneficial conversion feature of this note, of which $3,590 has been amortized to interest expense in the accompanying statements of operations for the three months ended June 30, 2012.  As of June 30, 2012, the principal remained unchanged.  As of June 30, 2012, balance of interest accrued under the Note was $672.

EVCARCO, INC. AND SUBSIDIARY
Condensed Notes to Consolidated Financial Statements
June 30, 2012

NOTE 7. CONVERTIBLE NOTES PAYABLE - continued

On April 15, 2012, the Company signed a convertible note agreement. Under the agreement, the Company can borrow up to $100,000, at discretion of the Holder.  The note is bearing interest at a rate of 24% per annum. It is unsecured and matures on January 15, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a 45% discount to the market price, at the point of conversion. During April and May of 2012, the Company received $32,000 in advances under the note. The Company recorded $26,182 related to the deemed beneficial conversion feature of this note, of which $7,273 has been amortized to interest expense in the accompanying statements of operations for the three months ended June 30, 2012.  As of June 30, 2012, the principal remained unchanged.  As of June 30, 2012, balance of interest accrued under the Note was $1,302.

NOTE 8.  RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2012 and 2011, the Company accrued $75,000 in salaries payable to its officers. For the period from May 24, 2012 (the acquisition date) to June 30, 2012, the Subsidiary accrued $49,451 in salaries payable to its officers.

On March 27, 2012, Mr. Edouard Prous resigned from the Board of Directors and his position of Chief Technical Officer. Compensation accrued to Mr. Prous during his employment, in the amount of $455,000, will remain in place, and continue to accrue interest of 5% per year, according to the original agreement. As he no longer considered an insider, the balance owed, which was previously included in the balance of shareholder notes, is now reported as part of the accrued expenses on the accompanying consolidated balance sheet as of June  30, 2012.

As of June 30, 2012 and December 31, 2011, the balances of note payable to Mr. Frolov, CFO, and then Director and major shareholder, were $415,294 and $328,243, respectively.  The balances included accrued salary, along with various advances to and from the Company.  The note is unsecured, due upon demand and accrues interest at the end of each month on then outstanding balance at the rate of 5.00% per annum.  Accrued interest payable on the note at June 30, 2012, and December 31, 2011, was $1,426 and $3,674, respectively.  Interest paid during the three months ended June 30, 2012 and 2011, was $5,228 and $1,549, respectively.  This note payable does not approximate fair value, as it is with related party, and does not bear market rates of interest.

As of June 30, 2012, the balance of note payable to Mr. Speck, Executive VP, who became Director and major shareholder in August of 2012, was $124,943.  The balance includes various advances made to the Subsidiary.  The note is unsecured, due upon demand and accrues interest at the end of each month on then outstanding balance at the rate of 8% per annum.  Accrued interest payable on the note at June 30, 2012 was $4,992.

NOTE 9.  OPERATING SEGMENTS

EVCARCO, Inc. and Subsidiary operate two business segments: auto dealership and software, under separate legal entities.  The tables below set forth financial information by segment.  The software business was acquired on May 23, 2012, and its results below reflect information for the period from May 24, 2012 to June 30, 2012.

EVCARCO, INC. AND SUBSIDIARY
Condensed Notes to Consolidated Financial Statements
June 30, 2012

NOTE 9. OPERATING SEGMENTS - continued

	Auto Dealership	Software	Total
Three Months Ended June 30, 2012
Revenues	$210,322	$352	$210,674
Cost of goods sold	185,155	-	185,155
Sales and marketing expenses	1,335	1,279	2,614
Depreciation and amortization	1,570	20,537	22,107

As of June 30, 2012
Total current assets	$200,520	$46	$200,566
Property and equipment, net	16,197	564,525	580,722

NOTE 10.  GOING CONCERN

The consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated entity had negative working capital of $2,488,051 and an accumulated deficit of $6,612,015 at June 30, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

NOTE 11.  CONVERTIBLE PREFERRED STOCK

Effective April 29, 2009 the Company filed an amendment with the Nevada Secretary of State to authorize Class A convertible preferred stock in the amount of 15,000,000 shares at $0.001 par value.  Class A shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class A stock is ranked senior and prior to the Corporation’s common stock as to dividends and upon liquidation. Class A shares have liquidation rights of $1 per share, and are entitled to 4 votes each, on any matters requiring shareholders’ vote. 125 shares of Class A stock can be converted into 1 share of common stock at any time, upon demand from of the holder.

Effective February 11, 2011 the Company filed an amendment with the Nevada Secretary of State to authorize Class B convertible preferred stock in the amount of 20,000,000 shares at $0.001 par value.  Class B shares have no dividend rights, except as may be declared by the Board of Directors in its sole discretion. Class B stock is ranked senior and prior to the Corporation’s Class A convertible preferred stock and to the Corporation’s common stock as to dividends and upon liquidation. Class B shares have liquidation rights of $5 per share, and are entitled to 1,000 votes each, on any matters requiring shareholders’ vote. 50 shares of Class B stock can be converted into 1 share of common stock at any time, upon demand from of the holder.

EVCARCO, INC. AND SUBSIDIARY
Condensed Notes to Consolidated Financial Statements
June 30, 2012

NOTE 11. CONVERTIBLE PREFERRED STOCK - continued

Effective November 30, 2011 the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of Class B convertible preferred stock from 20,000,000 to 980,000,000.

On February 22, 2012, the Company issued 3,500,000 shares of Class B convertible preferred stock to an officer and director for $7,350 in partial satisfaction of the loan payable to such officer and director. The number of Class B shares was determined by applying a discount, for the lack of marketability and liquidity, of approximately 30% to the market price of common stock, divided by fifty, which represents conversion rights of a Class B share into common stock.

On April 20, 2012, the Company issued 2,000,000 shares of Class B convertible preferred stock to an officer and director for $2,800 in partial satisfaction of the loan payable to such officer and director. The number of Class B shares was determined by applying a discount, for the lack of marketability and liquidity, of approximately 30% to the market price of common stock, divided by fifty, which represents conversion rights of a Class B share into common stock.

On May 23, 2012, the Company issued 1,000,000 shares of Class B convertible preferred stock in exchange for 100% of issued and outstanding preferred stock of the Third Stone Corporation.

Effective June 12, 2012 the Company filed an amendment with the Nevada Secretary of State to decrease authorized shares of Class B convertible preferred stock from 980,000,000 to 75,000,000.

NOTE 12.  COMMON STOCK

On January 25, 2012, the Company issued 153,846 shares of common stock in satisfaction of $5,000 owed under a consulting agreement. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

Between January and June of 2012, the Company issued 3,966,667 shares of common stock in partial satisfaction of outstanding balance under the convertible note payable, originated on May 24, 2011, in the total amount of $130,900, which included $4,866 of interest. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

Between January and April of 2012, the Company issued 552,163 shares of common stock in complete satisfaction of principal balance outstanding under the convertible note payable, originated on May 27, 2011, in the amount of $25,800, which included $1,300 of interest. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

In May of 2012, the Company issued 200,000 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on July 26, 2011, in the amount of $7,000. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

In March and May of 2012, the Company issued 41,212 shares of common stock for a negotiated settlement relating to several private purchases of our stock in late 2010 and early 2011.

On May 23, 2012, the Company issued 3,329,504 shares of common stock in exchange for 100% of issued and outstanding common stock of the Third Stone Corporation.

EVCARCO, INC. AND SUBSIDIARY
Condensed Notes to Consolidated Financial Statements
June 30, 2012

NOTE 12. COMMON STOCK - continued

On June 12, 2012, the Company effectuated a 1-for-500 reverse stock split of its issued and outstanding common stock.  All amounts of shares reflected on these consolidated financial statements are on post reverse split basis.

On June 12, 2012, the Company filed an amendment with the Nevada Secretary of State to increase authorized shares of common stock from 10,000,000 to 900,000,000.

NOTE 13.  SUBSEQUENT EVENTS

On July 3, 2012, EVCARCO, Inc. entered into a stock purchase agreement to acquire 75% of the outstanding common shares of American Rodsmiths, Inc., a Texas corporation in exchange for $850,000, combination of cash, stock and loan.   As of the date of this report, the acquisition has not been completed.

On July 31, 2012, the Company issued a convertible promissory note in the amount of $37,500, bearing interest at a rate of 8% per annum. The note is unsecured and matures on April 17, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 42% discount to the market price, at the point of conversion.

On August 7, 2012, Mr. Walter Speck, Executive VP, acquired controlling interest in the Company by purchasing 7,000,000 shares of the Class B convertible preferred stock from Mr. Nikolay Frolov, CFO of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may”, "will”, "could”, "should”, "project”, "believe”, "anticipate”, "expect”, "plan”, "estimate”, "forecast”, "potential”, "intend”, "continue”, and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business" in our Annual Report on Form 10-K. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the consolidated financial statements and other financial information included in this Form 10-Q.

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

On May 23, 2012 (“the acquisition date”), the Company acquired 100% of the outstanding common and preferred shares of The Third Stone Corporation in exchange for 3,329,504 shares of its common stock and 1,000,000 shares of Class B Convertible preferred stock, valued at $167,475 based on the closing share price on May 23, 2012.  The Third Stone Corporation (“The Subsidiary”) was incorporated in the State of Wyoming on September 27, 2011. The Subsidiary is currently producing consumer software applications in sports, social media, finance and home automation sectors. The results of the Subsidiary’s operations have been included in the consolidated financial statements since the acquisition date.  In connection with acquisition, the Board made some changes to the management team:  Mr. Gary Easterwood was appointed as President and Chief Executive Officer, Mr. Mack Sanders became Chief Operating Officer, and Mr. Walter Speck was appointed as Executive Vice President.

On June 12, 2012, the Company effectuated a 1-for-500 reverse stock split of its issued and outstanding common stock.  All amounts of shares reflected in this report and on the accompanying consolidated financial statements are on post-split basis.  On the same day, the Company increased its authorized common stock to 900,000,000 shares, and decrease its authorized Class B Convertible preferred stock to 75,000,000 shares.

On August 7, 2012, Mr. Water Speck acquired a controlling interest in the Company by purchasing 7,000,000 shares of Class B Convertible preferred stock from Mr. Nikolay Frolov, CFO and Director. Mr. Speck became Chairman of the Board of the Company, Mr. Easterwood was appointed Director, and Mr. Frolov resigned from the Board.

Our independent auditors have expressed doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to continue to operate. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern.

Plan of Operation

Over the next twelve months, we will concentrate on the following areas to grow our operations:

·	Capital and Funding – Seek to obtain capital from all available sources.

·	Advertising and Marketing – Utilize all available marketing venues and public relations opportunities to promote the Company and its products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

·	Sales – Grow sales to 15-20 new cars, and 80-100 pre-owned cars per quarter. Get the software sales and app revenues to the level of $20,000 - $30,000 per month.

·
Product Research and Development – Continue working on identifying and testing products and vehicles from U.S. companies, as well as foreign manufacturers, which can provide cleaner, safer, faster, and more economical forms of transportation, by utilizing the latest developments in the alternative fuel area.  Finalize development of several significant software projects and begin their distribution through variety of sales channels.  Continue developing mobile apps relating to both our automotive and software business.

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

Operating Results

Limited financial resources have affected our ability to acquire inventory, and our consolidated financial statements reflect very sporadic purchasing and sales activity, which may continue until we are able to raise the sufficient capital.

For the quarterly periods ended June 30, 2012 and 2011, gross revenues were $210,674 and $230,695, gross profit was $25,519 and $18,859, respectively. Net losses for the same quarterly periods were $357,111 and $519,660, including approximately $124,450 and $143,800, respectively, of accrued compensation to the officers of the Company.

For the six month periods ended June 30, 2012 and 2011, gross revenues were $520,412 and $349,095, gross profit was $54,822 and $21,707, respectively. Net losses for the same quarterly periods were $632,609 and $1,249,449, including approximately $243,690 and $194,230, respectively, of accrued compensation to the officers of the Company.

As of June, 2012, the Company had assets of $786,712, and total liabilities of $2,688,617.  As of December 31, 2011, the Company had assets of $235,682, and total liabilities of $1,879,985.

Amounts for revenues and gross margins reflect sporadic operations of the company affected by limited financial resources. The trend in losses reflects the rise in business activity and increasing efforts in realizing the Company’s business plan and starting normal business operations.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, the Company had no significant cash reserves or other liquid assets.

As of June 30, 2012 and December 31, 2011, working capital deficiency amounted to $2,488,051 and $1,665,928, respectively.

Meeting future liquidity needs will require sales of dealership franchises, as well as income from new and pre-owned auto sales and service, and software revenues. We estimate it will take an estimated $165,000 per Company dealership location in addition to a line of credit of $1.2 million for floor plans at each location. This means that our ability to proceed with our plan of operation will continually be a function of our ability to raise sufficient capital to continue our operations.

Other Items and Conditions

As of June 30, 2012, the Company had $2,688,617 of current liabilities outstanding.  That amount included approximately $777,000 of compensation and related taxes accrued to the officers of the Company; approximately $583,000 of other accrued compensation and related taxes; $131,438 of shareholder advances; and $240,589 of convertible debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. During the quarter ended on June 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
04/20/12	2,000,000	Class B Convertible Preferred Stock	Debt Conversion - $2,800	Reg. D	None
05/23/12	400,000	Common Stock	Debt Conversion - $13,000	Reg. D	None
07/30/12	500,000	Common Stock	Debt Conversion - $2,500	Reg. D	None
08/15/12	500,000	Common Stock	Debt Conversion - $1,000	Reg. D	None
08/21/12	500,000	Common Stock	Debt Conversion - $500	Reg. D	None

* For per share price, see Statement of Stockholders’ Equity.  No commissions or discounts were paid.

** The Company relied on information from purchasers that they were accredited investors and/or such investors were provided adequate information and were otherwise determined to be suitable.  In all cases, there was no public solicitation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C., Section 1350.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Label Linkbase Document *

101.PRE	XBRL Taxonomy Presentation Linkbase Document *

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVCARCO, INC.

Date: August 31, 2012	By:	/s/ Gary Easterwood
Gary Easterwood
Principal Executive Officer

Date: August 31, 2012	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)