Form 10-Q/A
period 2012-06-30
EVCARCO, INC.
filed 2012-09-11
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 31, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets as of June 30, 2012 and audited Consolidated Balance Sheets as of December 31, 2011, (ii) the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the unaudited Statements of Stockholders' Deficit for the six months ended June 30, 2012, (iv) the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the unaudited Condensed Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 31, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934. *

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934. *

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C., Section 1350. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Label Linkbase Document **

101.PRE	XBRL Taxonomy Presentation Linkbase Document **

*    Previously filed.
**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVCARCO, INC.

Date: September 11 , 2012	By:	/s/ Gary Easterwood
Gary Easterwood
Principal Executive Officer

Date: September 11 , 2012	By:	/s/ Nikolay Frolov
Nikolay Frolov
Chief Financial Officer (Principal Financial and Accounting Officer)