Form 10-Q
period 2012-09-30
EVCARCO, INC.
filed 2012-12-18
CIK 1459003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 14, 2012, there were 74,626,970 shares of Common Stock, $0.001 par value; and 8,000,000 shares of Class B Convertible Preferred Stock, $0.001 par value.

EVCARCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVCARCO, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Condensed Financial Statements

Consolidated Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	F-2

Consolidated Condensed Statements of Operations for the Three and the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	F-3

Consolidated Statement of Stockholders' Deficit for the Nine Months Ended September 30, 2012 (Unaudited)	F-4 to F-5

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	F-6

Condensed Notes to Consolidated Financial Statements	F-7 to F-15

EVCARCO, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$14,109	$26,046
Accounts Receivable	28,801	-
Inventory	111,508	165,778
Other receivables	19,177	21,045
Prepaid expenses	3,333	1,188

Total current assets	176,928	214,057

Property and equipment	616,028	32,807
Accumulated depreciation	(87,602)	(13,470)

Property and equipment, net	528,426	19,337

Other assets	12,435	2,288

TOTAL ASSETS	$717,789	$235,682

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$912,818	$606,527
Accrued expenses	715,329	197,070
Accrued interest (related parties)	4,992	14,978
Straight line rent	19,690	-
Other payables	11,021	4,247
Convertible notes payable	1,182,597	346,530
Loans payable to shareholders	129,788	710,633

Total current liabilities	2,976,235	1,879,985

Commitments and contingencies

Stockholders' deficit

15,000,000 shares Class A Convertible Preferred Stock
Authorized at $0.001/par value ($1.00 liquidation preference),
no shares issued and outstanding	-	-
75,000,000 shares Class B Convertible Preferred Stock
Authorized at $0.001/par value ($5.00 liquidation preference),
8,000,000 and 1,500,000 shares issued and outstanding, respectively	8,000	1,500
900,000,000 shares Common Stock
Authorized at $0.001/par value
42,208,894 and 1,336,930 shares
issued and outstanding, respectively	42,210	1,337
Additional paid-in capital	5,310,295	4,332,266
Accumulated deficit	(7,618,951)	(5,979,406)

Total Stockholders' Deficit	(2,258,446)	(1,644,303)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$717,789	$235,682

The accompanying footnotes are an integral part of these consolidated financial statements.

EVCARCO, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	Sep. 30, 2012	Sep. 30, 2011	Sep. 30, 2012	Sep. 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$241,412	$120,745	$761,824	$469,840

Total Revenues	241,412	120,745	761,824	469,840

Cost of goods sold	214,911	111,823	680,501	439,211

Gross Profit	26,501	8,922	81,323	30,629

Sales and marketing expenses	1,139	1,634	6,238	17,726
General and administrative expenses	415,927	290,076	997,548	1,441,072
Depreciation and amortization	49,422	1,846	73,099	5,479

Total Operating Expenses	466,488	293,556	1,076,885	1,464,277

Operating Loss	(439,987)	(284,634)	(995,562)	(1,433,648)

Other income/(loss)
Loss on asset disposition, net	(675)	-	(675)	-
Loss on debt default	(32,750)		(32,750)
Interest expense (related parties)	(715)	(6,881)	(13,220)	(21,065)
Interest expense	(532,809)	(83,864)	(597,338)	(170,115)

Total Other Loss	(566,949)	(90,745)	(643,983)	(191,180)

Loss before income taxes	(1,006,936)	(375,379)	(1,639,545)	(1,624,828)

Income tax (expense) benefit	-	-	-	-

Net loss	$(1,006,936)	$(375,379)	$(1,639,545)	$(1,624,828)

Basic and diluted loss per share	$(0.05)	$(1.20)	$(0.17)	$(6.48)

Weighted average number of	18,867,877	312,298	9,504,404	250,870
common shares outstanding - basic and diluted

The accompanying footnotes are an integral part of these consolidated financial statements.

EVCARCO, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit - continued

			Class B Convertible		Additional
	Common stock		Preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Balance December 31, 2011	1,336,930	$1,337	1,500,000	$1,500	$4,332,266	$(5,979,406)	$(1,644,303)
Stock issued for note conv. @ $0.00009/sh. Jan. 2012	88,889	89	-	-	3,911	4,000
Stock issued for note conv. @ $0.00005/sh. Jan. 2012	76,000	76	-	-	1,824	1,900
Stock issued for note conv. @ $0.000045/sh. Jan. 2012	216,000	216	-	-	4,644	4,860
Stock issued for note conv. @ $0.00007/sh. Jan. 2012	42,857	43	-	-	1,457	1,500
Stock issued for debt conv. @ $0.000065/sh. Jan. 2012	153,846	154	-	-	4,846	5,000
Stock issued for note conv. @ $0.00012/sh. Feb. 2012	86,667	86	-	-	5,114	5,200
Stock issued for note conv. @ $0.000045/sh. Feb. 2012	72,000	72	-	-	1,548	1,620
Stock issued for note conv. @ $0.00009/sh. Feb. 2012	22,667	22	-	-	998	1,020
Stock issued for note conv. @ $0.0001/sh. Feb. 2012	100,000	100	-	-	4,900	5,000
Stock issued for note conv. @ $0.000065/sh. Feb. 2012	400,000	400	-	-	12,600	13,000
Stock issued for note conv. @ $0.00013/sh. Feb. 2012	200,000	200	-	-	12,800	13,000
Stock issued for note conv. @ $0.00016/sh. Feb. 2012	43,750	44	-	-	3,456	3,500
Stock issued for note conv. @ $0.0001/sh. Feb. 2012	100,000	100	-	-	4,900	5,000
Stock issued for loan @ $0.0021/sh. Feb. 2012	-	-	3,500,000	3,500	3,850	7,350
Stock issued for note conv. @ $0.00013/sh. Mar. 2012	100,000	100	-	-	6,400	6,500
Stock issued for settlement Mar. 2012	36,212	36	-	-	(36)	-
Stock issued for note conv. @ $0.00005/sh. Mar. 2012	430,000	430	-	-	10,320	10,750
Stock issued for note conv. @ $0.000065/sh. Mar. 2012	800,000	800	-	-	25,200	26,000
Stock issued for note conv. @ $0.00008/sh. Mar. 2012	85,000	85	-	-	3,315	3,400
Stock issued for note conv. @ $0.000065/sh. Apr. 2012	400,000	400	-	-	12,600	13,000
Stock issued for note conv. @ $0.00005/sh. Apr. 2012	330,000	330	-	-	7,920	8,250
Stock issued for note conv. @ $0.00008/sh. Apr. 2012	205,000	205	-	-	7,995	8,200
Stock issued for loan @ $0.0021/sh. Feb. 2012	-	-	2,000,000	2,000	800	2,800
Stock issued for note conv. @ $0.00005/sh. May 2012	320,000	320	-	-	7,680	8,000
Stock issued for note conv. @ $0.00007/sh. May 2012	200,000	200	-	-	6,800	7,000
Stock issued for settlement May 2012	5,000	5	-	-	(5)	-
Stock issued for note conv. @ $0.000065/sh. May 2012	400,000	400	-	-	12,600	13,000
Stock issued to acquire subsidiary, May 2012	3,329,504	3,330	1,000,000	1,000	163,145	167,475
Proceeds received for shares to be issued, May 2012			-	-	2,500	2,500

Consolidated Statement of Stockholders' Deficit - continued

EVCARCO, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit

			Class B Convertible		Additional
	Common stock		Preferred stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total

Stock issued for Public Relations Services @ $0.02/sh. July 2012	500,000	500			9,500		10,000

Stock issued for note conv. @ $0.005/sh. July 2012	500,000	500			2,000		2,500
Stock issued for note conv. @ $0.005/sh. August 2012	500,000	500			2,000		2,500

Stock issued for note conv. @ $0.002/sh. August 2012	500,000	500			500		1,000

Stock issued for note conv. @ $0.001/sh. August 2012	500,000	500			-		500
Stock issued for note conv. @ $0.00105 sh. August 2012	500,000	500			25		525
Stock issued for note conv. @ $0.001/sh. August 2012	500,000	500			-		500

Stock issued for note conv. @ $0.0014/sh. September 2012	535,714	536			214		750
Stock issued for note conv. @ $0.001/sh. September 2012	500,000	500			-		500

Stock issued for Accrued Wages payment @ $0.0021/sh. September 6, 2012	11,904,762	11,905			13,095		25,000
Stock issued for Accrued Wages payment @ $0.0021/sh. September 2012	11,904,762	11,905			13,095		25,000
Stock issued for note conv. @ $0.001/sh. September 2012	1,800,000	1,800			(400)		1,400
Stock issued for note conv. @ $0.001/sh. September 2012	1,400,000	1,400			-		1,400
Stock issued for note conv. @ $0.0012/sh. September 2012	541,667	542			108		650

Stock issued for note conv. @ $0.0012/sh. September 2012	541,667	542			108		650
Beneficial conversion features					603,702		603,702

Net loss						(1,639,545)	(1,639,545)

Balance September 30, 2012 (Unaudited)	42,208,894	$42,210	8,000,000	$8,000	$5,310,295	$(7,618,951)	$(2,258,446)

The accompanying footnotes are an integral part of these consolidated financial statements.

EVCARCO, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the nine	For the nine
	months ended	months ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Operating activities:

Net loss	$(1,639,545)	$(1,624,828)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation and amortization	73,099	5,479
Consulting expenses (stock)	-	386,653
Interest expense (stock)	8,235	3,800
Beneficial conversion feature amortization	567,985	162,469
Loss on asset dispositions	675	-
Loss on debt default	32,750	-

Change in operating assets and liabilities:
Accounts receivable	(28,801)	-
Inventory	54,270	43,650
Other receivables	1,868	1,809
Prepaid expenses	7,855	(2,079)
Other assets	(4,812)	-
Accounts payable	228,173	331,738
Accrued expenses	374,700	142,345
Accrued interest (related parties)	(13,956)	3,977
Straight line rent	710	-
Other payables	1,774	(24,260)

Net cash flows used in operating activities	(335,020)	(569,247)

Financing activities:
Proceeds from convertible notes payable	102,000	200,000
Net change in loans payable (related parties)	221,083	308,944

Net cash flows provided by financing activities	323,083	508,944

Increase/(decrease) in cash and cash equivalents	(11,937)	(60,303)

Cash and cash equivalents at beginning of period	26,046	77,680

Cash and cash equivalents at end of period	$14,109	$17,377

Cash paid for:

Interest	$402	$2,000
Interest (related parties)	$11,457	$17,088

Non-cash activities:

Stock issued to acquire subsidiary	$167,475	$-
Stock issued for services	$10,000	$81,600
Stock issued for loans and accounts payable	$191,725	$580,412
Stock buyback for balance of shareholder advances	$-	$79,000
Debt discount from beneficial conversion feature	$603,702	$252,254
Stock issued for wages	$50,000	$-
Reclass of shareholder loans to convertible notes	$906,774	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

EVCARCO, INC. AND SUBSIDIARY
Unaudited Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2012 and 2011

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

NOTE 2.   BASIS OF PRESENTATION

The consolidated financial statements are unaudited. As permitted under the Securities and Exchange Commission (“SEC”) requirements for interim reporting, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. We believe that these financial statements include all necessary and recurring adjustments for the fair presentation of the interim period results. These consolidated financial statements should be read in conjunction with the financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

On June 12, 2012, the Company effectuated a 1-for-500 reverse stock split of its issued and outstanding common stock.  All amounts of shares reflected on these consolidated financial statements are on post-split basis.

NOTE 3.   ACQUISITION

Acquisition of Third Stone Corporation

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

EVCARCO, INC. AND SUBSIDIARY
Unaudited Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2012 and 2011

NOTE 3.   ACQUISITION - continued

Acquisition of Third Stone Corporation - continued

The following table summarizes the values of the assets acquired and liabilities assumed at the acquisition date.

Property and equipment, net	$30,538
Deposits	3,136
Total identifiable assets acquired	33,674
Total current liabilities	(420,724)
Net identifiable assets acquired	(387,050)
Internally developed software	554,525
Net assets acquired	167,475

The table below presents pro forma consolidated income statement information as if the Subsidiary had been included in our consolidated results for the entire periods reflected.  The pro forma information has been prepared using the purchase method of accounting, giving effect to The Third Stone Corporation acquisition is if the acquisition had been completed on September 27, 2011 (date of incorporation for the Subsidiary). The pro forma information is not necessarily indicative of our results of operations had the merger been completed on the above date, nor is it necessarily indicative on our future results. The pro forma information includes adjustments to record the assets and liabilities of the Subsidiary at their respective fair values based on available information.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues	$241,412	$120,745	$764,069	$469,840
Operating loss	(439,987)	(284,634)	(1,396,690)	(1,433,648)
Net loss	(1,006,936)	(375,379)	(2,044,940)	(1,624,828)

Pro forma revenues reflect combined Company and Subsidiary. Pro forma operating and net losses reflect combined Company and Subsidiary, with the following pro forma adjustment: amortization on the Subsidiary’s internally developed software has been added.

Deposit on Equity Investment in American Rodsmith

On July 3, 2012, EVCARCO, Inc. entered into a stock purchase agreement to acquire 75% of the outstanding common shares of American Rodsmiths, Inc., a Texas corporation in exchange for $850,000, combination of cash, stock and loan.   As of the date of this report, the acquisition has not been completed. As of September 30, 2012, the Company has made an initial payment $7,011 towards the total amount.

EVCARCO, INC. AND SUBSIDIARY
Unaudited Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2012 and 2011

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

NOTE 5.  INVENTORY

At each period end, respectively, the Company had the following inventory:

	September 30, 2012	December 31, 2011

New vehicles	$52,500	$52,500
Pre-owned vehicles	29,880	84,150
Other items	29,128	29,128

Total inventory	$111,508	$165,778

NOTE 6.  PREPAID EXPENSES

As of September 30, 2012, the balance included prepaid investor relations of $3,333 and as of December 31, 2011, the balance of prepaid insurance expense was $1,188. As of September 30, 2012, the amount in prepaid expense represented the unearned portion of stock compensation issued under a consulting agreement, determined as follows:

Nature of Services	Term of Contract	Number of Shares Issued	Fair Value Assigned	Expensed	Unearned Portion
Investor Relations	08/01/12 - 10/31/12	500,000	$10,000	$6,667	$3,333

NOTE 7.  CONVERTIBLE NOTES PAYABLE

On August 25, 2010, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 34.29% per annum. The note was unsecured and matured on February 24, 2011. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 40% discount to the market price, at the point of conversion. The Company recorded $23,333 related to the deemed beneficial conversion feature of this note, all of which has been amortized as of maturity date. On February 27, 2011, $32,400 of the principal outstanding under the note was converted into 36,000 shares of common stock of the Company.  As of September 30, 2012 and December 31, 2011, both, principal balance of note was $2,600.

EVCARCO, INC. AND SUBSIDIARY
Unaudited Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2012 and 2011

NOTE 7.  CONVERTIBLE NOTES PAYABLE - continued

On May 24, 2011, the Company issued a convertible note payable in the amount of $310,000, for the compensation accrued to Mr. O’Neal, former COO and Director, to the date of his resignation on May 15, 2011. The note matured on February 28, 2012; carries 5% interest; and contains conversion rights at 35% discount to then current market price, as defined in the agreement.  The Company recorded $124,385 related to the deemed beneficial conversion feature of this note, all of which has been amortized as of maturity date. During November and December of 2011, $2,540 of principal and $8,780 of accrued interest, outstanding under the note, was converted into 200,000 shares of common stock of the Company.  Between January and March of 2012, $85,258 of principal and $3,392 of accrued interest, outstanding under the note, was converted into 2,516,667 shares of common stock of the Company. Between April and June of 2012, $40,776 of principal and $1,474 of accrued interest, outstanding under the note, was converted into 1,450,000 shares of common stock of the Company. Between July and September of 2012, $10,825 of principal, outstanding under the note, was converted into 6,700,000 shares of common stock of the Company. As of September 30, 2012 and December 31, 2011, the principal balance was $176,271 and $307,460, respectively. As of the same dates, balance of interest accrued under the note was $2,959 and $670, respectively.

On May 27, 2011, the Company issued a convertible promissory note in the amount of $32,500, bearing interest at a rate of 8% per annum. The note is unsecured and matured on February 16, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $20,779 related to the deemed beneficial conversion feature of this note, all of which has been amortized as of maturity date.  In December of 2011, $8,000 of the principal balance outstanding under the note was converted into 126,191 shares of common stock of the Company. Between January and March of 2012, $17,600 of the principal balance outstanding under the note was converted into 347,163 shares of common stock of the Company. In April of 2012, $6,900 of the principal and $1,300 of accrued interest outstanding under the note was converted into 205,000 shares of common stock of the Company. As of September 30, 2012 and December 31, 2011, the principal balance was $0 and $24,500, respectively.

On July 26, 2011, the Company issued a convertible promissory note in the amount of $35,000, bearing interest at a rate of 8% per annum. The note is unsecured and matured on April 17, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 39% discount to the market price, at the point of conversion. The Company recorded $22,377 related to the deemed beneficial conversion feature of this note, all of which has been amortized as of the maturity date of the note. In May of 2012, $7,000 of the principal balance outstanding under the note was converted into 200,000 shares of common stock of the Company.  On August 16, 2012 the Company defaulted on the note and recorded a debt default penalty of $14,000, pursuant to the same conversion terms as stated above. Accordingly, the Company recorded $8,951 related to the deemed beneficial conversion feature of this penalty, of which $8,951 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012. In September of 2012, $2,050 of the principal balance outstanding under the note was converted into 1,619,048 shares of common stock of the Company. As of September 30, 2012 and December 31, 2011, the principal balance was $39,950 and $35,000, respectively.

On November 1, 2011, the Company issued a convertible promissory note in the amount of $20,000, bearing interest at a rate of 5% per annum. The note is unsecured and matures on August 31, 2012. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 35% discount to the market price, at the point of conversion. The Company recorded $10,769 related to the deemed beneficial conversion feature of this note, all of which  has been fully amortized as of the maturity date of the note. As of September 30, 2012, the principal remained unchanged.  As of September 30, 2012, balance of interest accrued under the Note was $928.

EVCARCO, INC. AND SUBSIDIARY
Unaudited Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2012 and 2011

NOTE 7.  CONVERTIBLE NOTES PAYABLE - continued

On April 15, 2012, the Company signed a convertible note agreement. Under the agreement, the Company can borrow up to $100,000, at discretion of the Holder.  The note is bearing interest at a rate of 24% per annum. It is unsecured and matures on January 15, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a 45% discount to the market price, at the point of conversion. During April and May of 2012, the Company received $32,000 in advances under the note. The Company recorded $26,182 related to the deemed beneficial conversion feature of this note, of which $8,664 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012.  As of September 30, 2012, the principal remained unchanged.  As of September 30, 2012, balance of interest accrued under the Note was $3,265.

On July 13, 2012, the Company issued a convertible promissory note in the amount of $37,500, bearing interest at a rate of 8% per annum. The note is unsecured and will mature on April 17, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 58% discount to the market price, at the point of conversion. The Company recorded $27,155 related to the deemed beneficial conversion feature of this note, of which $7,717 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012. On August 16, 2012 the Company defaulted on the note and recorded a debt default penalty of $18,750, pursuant to the same conversion terms as stated above. Accordingly, the Company recorded $13,578 related to the deemed beneficial conversion feature of this penalty, of which $2,504 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012. As of September 30, 2012, all of the principal balance of $56,250 was outstanding.

On September 19, 2012, the Company issued a convertible promissory note in the amount of $27,500, bearing interest at a rate of 8% per annum. The note is unsecured and will mature on June 21, 2013. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 41% discount to the market price, at the point of conversion. The Company recorded $39,573 related to the deemed beneficial conversion feature of this note, of which $1,583 has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012. As of September 30, 2012, all of the principal balance of $27,500 was outstanding.

NOTE 8.  RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2012 and 2011, the Company accrued $163,403 and $120,000 in salaries payable to its officers.

On March 27, 2012, Mr. Edouard Prous resigned from the Board of Directors and his position of Chief Technical Officer. Compensation accrued to Mr. Prous during his employment, in the amount of $455,000, will remain in place, and continue to accrue interest of 5% per year, and is convertible into common stock of the Company at a variable conversion price, with 35% discount to the market price, at the point of conversion, in according to the original agreement. The Company recorded $245,000 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012. As he is no longer considered an insider, the balance owed, which was previously included in the balance of shareholder notes, is now reported as part of the convertible notes payable on the accompanying consolidated balance sheet as of September 30, 2012. Accrued interest payable on the note at September 30, 2012 was $11,778.

EVCARCO, INC. AND SUBSIDIARY
Unaudited Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2012 and 2011

NOTE 8.  RELATED PARTY TRANSACTIONS - continued

As of September 30, 2012 and December 31, 2011, the balances of note payable to Mr. Frolov, our past CFO, and then Director and major shareholder, were $451,774 and $328,243, respectively.  The balances included accrued salary, along with various advances to and from the Company.  The note is unsecured, due upon demand and accrues interest at the end of each month on then outstanding balance at the rate of 5% per annum. The entire principal and accrued interest on the note are convertible into common stock of the Company at a variable conversion price, with 35% discount to the market price, at the point of conversion. The Company recorded $243,263 related to the deemed beneficial conversion feature of this note, all of which has been amortized to interest expense in the accompanying statements of operations for the three months ended September 30, 2012. Accrued interest payable on the note at September 30, 2012, and December 31, 2011, was $4,464 and $3,674, respectively. As he is no longer considered an insider, the balance owed, which was previously included in the balance of shareholder notes, is now reported as part of the convertible notes payable on the accompanying consolidated balance sheet as of September 30, 2012.

As of September 30, 2012, the balance of note payable to Mr. Speck, Executive VP, who became Director and major shareholder in August of 2012, was $129,788.  The balance includes various advances made to the Subsidiary.  The note is unsecured, due upon demand and accrues interest at the end of each month on then outstanding balance at the rate of 8% per annum.  Accrued interest payable on the note at September 30, 2012 was $4,992.

NOTE 9.  OPERATING SEGMENTS

EVCARCO, Inc. and Subsidiary operate two business segments: auto dealership and software, under separate legal entities.  The tables below set forth financial information by segment.  The software business was acquired on May 23, 2012, and its results below reflect information for the period from May 24, 2012 to September 30, 2012.

	Auto Dealership	Software	Total
Three Months Ended September 30, 2012
Revenues	$760,668	$1,156	$761,824
Cost of goods sold	680,501	-	680,501
Sales and marketing expenses	4,750	1,488	6,238
Depreciation and amortization	23,284	49,815	73,099

As of September 30, 2012
Total current assets	$176,748	$180	$176,928
Property and equipment, net	12,876	515,550	528,426

EVCARCO, INC. AND SUBSIDIARY
Unaudited Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2012 and 2011

NOTE 10.  GOING CONCERN

The consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated entity had negative working capital of $2,799,307 and an accumulated deficit of $7,618,951 at September 30, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

On February 22, 2012, the Company issued 3,500,000 shares of Class B convertible preferred stock to a former officer and director for $7,350 in partial satisfaction of the loan payable to such former officer and director. The number of Class B shares was determined by applying a discount, for the lack of marketability and liquidity, of approximately 30% to the market price of common stock, divided by fifty, which represents conversion rights of a Class B share into common stock.

EVCARCO, INC. AND SUBSIDIARY
Unaudited Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2012 and 2011

NOTE 11.  CONVERTIBLE PREFERRED STOCK - continued

On April 20, 2012, the Company issued 2,000,000 shares of Class B convertible preferred stock to a former officer and director for $2,800 in partial satisfaction of the loan payable to such former officer and director. The number of Class B shares was determined by applying a discount, for the lack of marketability and liquidity, of approximately 30% to the market price of common stock, divided by fifty, which represents conversion rights of a Class B share into common stock.

On May 23, 2012, the Company issued 1,000,000 shares of Class B convertible preferred stock in exchange for 100% of issued and outstanding preferred stock of the Third Stone Corporation.

Effective June 12, 2012 the Company filed an amendment with the Nevada Secretary of State to decrease authorized shares of Class B convertible preferred stock from 980,000,000 to 75,000,000.

On August 7, 2012, Mr. Walter Speck, Executive VP, acquired controlling interest in the Company by purchasing 7,000,000 shares of the Class B convertible preferred stock from Mr. Nikolay Frolov, former CFO of the Company.

NOTE 12.  COMMON STOCK

On January 25, 2012, the Company issued 153,846 shares of common stock in satisfaction of $5,000 owed under a consulting agreement. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

Between January and September of 2012, the Company issued 10,666,667 shares of common stock in partial satisfaction of outstanding balance under the convertible note payable, originated on May 24, 2011, in the total amount of $141,725, which included $4,866 of interest. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

Between January and April of 2012, the Company issued 552,163 shares of common stock in complete satisfaction of principal balance outstanding under the convertible note payable, originated on May 27, 2011, in the amount of $25,800, which included $1,300 of interest. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

Between May and September of 2012, the Company issued 1,819,048 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on July 26, 2011, in the amount of $9,050. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

EVCARCO, INC. AND SUBSIDIARY
Unaudited Condensed Notes to Consolidated Financial Statements
For the three and nine months ended September 30, 2012 and 2011

NOTE 12.  COMMON STOCK - continued

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

On July 25, 2012, the Company issued 500,000 shares of common stock in satisfaction of $10,000 owed under a consulting agreement. The number of shares was computed based on agreed upon the market price of the shares at the time of the issuance.

On September 6, 2012, the Company issued 23,809,524 shares of common stock in satisfaction of $50,000 owed for accrued wages to our President and our Chief Executive Officer. The number of shares was computed based on agreed upon the market price of the shares at the time of the issuance.

NOTE 13.  SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements, except for the below:

Stock Conversions

Between October and November of 2012, the Company issued 10,618,308 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on May 24, 2011, in the amount of $6,900. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

In November 2012, the Company issued 3,281,250 shares of common stock in partial satisfaction of principal balance outstanding under the convertible note payable, originated on July 12, 2011, in the amount of $4,150. The number of shares was computed based on agreed upon discount to market price of the shares at the time of the conversion.

On November 13, 2012, the Company issued 37,037,036 shares of common stock in satisfaction of $100,000 owed for accrued wages to our President and our Chief Executive Officer. The number of shares was computed based on agreed upon the market price of the shares at the time of the issuance.

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

On May 23, 2012 (“the acquisition date”), the Company acquired 100% of the outstanding common and preferred shares of The Third Stone Corporation in exchange for 3,329,504 shares of its common stock and 1,000,000 shares of Class B Convertible preferred stock, valued at $167,475 based on the closing share price on May 23, 2012.  The Third Stone Corporation (“The Subsidiary”) was incorporated in the State of Wyoming on September 27, 2011. The Subsidiary is currently producing consumer software applications in sports, social media, finance and home automation sectors. The results of the Subsidiary’s operations have been included in the consolidated financial statements since the acquisition date.  In connection with acquisition, the Board made some changes to the management team:  Mr. Gary Easterwood was appointed as President and Chief Executive Officer, Mr. Mack Sanders became Chief Operating Officer, and Mr. Walter Speck was appointed as an Executive Vice President.

On June 12, 2012, the Company effectuated a 1-for-500 reverse stock split of its issued and outstanding common stock.  All amounts of shares reflected in this report and on the accompanying consolidated financial statements are on post-split basis.  On the same day, the Company increased its authorized common stock to 900,000,000 shares, and decreased its authorized Class B Convertible preferred stock to 75,000,000 shares.

On August 7, 2012, Mr. Water Speck acquired a controlling interest in the Company by purchasing 7,000,000 shares of Class B Convertible preferred stock from Mr. Nikolay Frolov, CFO and Director. Mr. Speck became Chairman of the Board of the Company, Mr. Easterwood was appointed Director, and Mr. Frolov resigned from the Board.

Our independent auditors have expressed doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to continue to operate. No adjustment has been made in the consolidated accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern.

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
·
Product Research and Development – Continue working on identifying and testing products and vehicles from U.S. companies, as well as foreign manufacturers, which can provide cleaner, safer, faster, and more economical forms of transportation, by utilizing the latest developments in the alternative fuel area.  Finalize development of several significant software projects and begin their distribution through variety of sales channels.  Continue developing mobile apps relating to both out automotive and software business.

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

For the quarterly periods ended September 30, 2012 and 2011, gross revenues were $241,412 and $120,745, gross profit was $26,501 and $8,922, respectively. Net losses for the same quarterly periods were $1,006,936 and $375,379, including approximately $163,394 and $120,000, respectively, of accrued compensation to the officers of the Company.

For the nine month periods ended September 30, 2012 and 2011, gross revenues were $761,824 and $469,840, gross profit was $81,323 and $30,629, respectively. Net losses for the same quarterly periods were $1,639,545 and $1,624,828, including approximately $407,084 and $443,800, respectively, of accrued compensation to the officers of the Company.

As of September 30, 2012, the Company had assets of $717,789, and total liabilities of $2,976,235.  As of December 31, 2011, the Company had assets of $235,682, and total liabilities of $1,879,985.

Amounts for revenues and gross margins reflect sporadic operations of the company affected by limited financial resources. The trend in losses reflects the rise in business activity and increasing efforts in realizing the Company’s business plan and starting normal business operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, the Company had no significant cash reserves or other liquid assets.

As of September 30, 2012 and December 31, 2011, working capital deficiency amounted to $2,799,307 and $1,665,928, respectively.

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

Other Items and Conditions

As of September 30, 2012, the Company had $2,976,235 of current liabilities outstanding.  That amount included approximately $218,186 of compensation and related taxes accrued to the officers of the Company; approximately $176,607 of other accrued compensation and related taxes; $129,788 of shareholder advances; and $1,182,597 of convertible debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Disclosure Controls and Procedures

With the participation of our Chief Financial Officer and Chief Executive Officer we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon such evaluation, our Chief Financial Officer and Chief Executive Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

With the participation of our Chief Financial Officer and Chief Executive Officer, we have concluded that there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q (the fiscal quarter ended September 30, 2012). As we reported on a Form 8-K filed on September 17, 2012 our former Chief Financial Officer, Nikolay Frolov, was terminated on September 12, 2012, due to failure to meet fiduciary responsibilities to the corporation in his capacity as Chief Financial Officer, and we have not yet filled the position. The functions previously performed by Mr. Frolov are being performed on an interim basis by Walter Speck, Chairman of the Board and Executive Vice-President.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales not included in previous reports:

				Exemption
				from	Terms of
Date				regulation	conversion
Sold	Amount	Securities Sold	Consideration *	claimed **	or exercise
07/25/12	500,000	Common Stock	P/R Services - $10,000	Sec 4(2)	None
07/30/12	500,000	Common Stock	Debt Conversion - $2,500	Reg. D	None
08/08/12	500,000	Common Stock	Debt Conversion - $2,500	Reg. D	None
08/15/12	500,000	Common Stock	Debt Conversion - $1,000	Reg. D	None
08/21/12	500,000	Common Stock	Debt Conversion - $500	Reg. D	None
08/27/12	500,000	Common Stock	Debt Conversion - $525	Reg. D	None
08/29/12	500,000	Common Stock	Debt Conversion - $500	Reg. D	None
09/04/12	535,714	Common Stock	Debt Conversion - $750	Reg. D	None
09/05/12	500,000	Common Stock	Debt Conversion - $500	Reg. D	None
09/06/12	23,809,524	Common Stock	Debt Conversion - $50,000	Reg. D	None
09/14/12	1,800,000	Common Stock	Debt Conversion - $1,400	Reg. D	None
09/18/12	1,400,000	Common Stock	Debt Conversion - $1,400	Reg. D	None
09/18/12	541,667	Common Stock	Debt Conversion - $650	Reg. D	None
09/21/12	541,667	Common Stock	Debt Conversion - $650	Reg. D	None
10/23/12	8,848,585	Common Stock	Debt Conversion - $5,750	Reg. D	None
10/25/12	1,769,723	Common Stock	Debt Conversion - $1,150	Reg. D	None
11/13/12	37,037,036	Common Stock	Debt Conversion - $100,000	Reg. D	None
11/21/12	531,250	Common Stock	Debt Conversion - $850	Reg. D	None
11/27/12	2,750,000	Common Stock	Debt Conversion - $3,300	Reg. D	None

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

EVCARCO, INC.

Date: December 18, 2012	By:	/s/ Gary Easterwood
Gary Easterwood
Principal Executive Officer

Date: December 18, 2012	By:	/s/ Walter Sepck
Walter Speck
Chief Financial Officer (Principal Financial and Accounting Officer)